Form 10-K405
period 1996-12-31
ELDORADO RESORTS LLC
filed 1997-03-31
CIK 1022644

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-11811

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

          (Exact names of registrants as specified in their charters)

             NEVADA                              88-0115550
             NEVADA                              88-0367075
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

                 345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
          (Address of principal executive offices, including zip code)

                                 (702) 786-5700
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _____ No __X__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants: None

    Number of shares of common stock of Eldorado Capital Corp. outstanding at March 28, 1997: 2,500 Shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

       Eldorado Resorts LLC, a Nevada limited liability company ("Resorts"), was formed to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all of the then outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Insofar as they relate to periods prior to the effective date of the Reorganization, references to Resorts are to the Predecessor Partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly owned by Resorts ("Capital"), was incorporated with the sole purpose of serving as co-issuer of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 issued by Resorts and Capital on July 31, 1996. Accordingly, Capital holds no significant assets and conducts no business activity. Resorts and Capital, together with Eldorado Limited Liability Company, a 77% owned subsidiary of Resorts and Nevada limited liability company ("ELLC"), are collectively referred to as the "Company."

       The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere unique in the Reno Market and providing unsurpassed personal service and cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicle traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% joint venture interest, along with a subsidiary of Circus Circus Enterprises, Inc. ("Circus Circus"), in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. The remaining 23% of ELLC is owned by the principal equityholders of the Company.

BUSINESS STRATEGY

       Company has a very broad and experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of the Company, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other eight senior executives has in excess of 10 years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over two decades. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of the Company.

       The Company's business strategy draws upon its extensive gaming management experience gained from operating the Eldorado successfully for nearly two decades. Key elements of the Company's strategy include the following:

       UNSURPASSED PERSONAL SERVICE AND HIGH QUALITY AMENITIES. One of the cornerstones of the Company's business strategy is to provide its customers with an extraordinary level of personal service. The Company's senior management is actively involved in the daily operations of the Eldorado, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Management believes that extraordinary personal service is an integral part of fostering customer loyalty and generating repeat business. Management regularly conducts feedback sessions and focus groups with customers to elicit comments and suggestions on ways it can improve each customer's experience at the Eldorado. Additionally, management personally responds to suggestions made on comment cards placed in each of the Eldorado's hotel rooms. Furthermore, management continually strives to instill in each employee a dedication to superior service designed to exceed guests' expectations.

       In addition to personalized service, the Eldorado has earned a reputation for high quality amenities and an excellent price-to-value relationship. Locals and visitors alike are attracted to the Eldorado's selection of dining venues and exceptional food quality, for which the Eldorado is nationally recognized. Management believes that the Eldorado's excellent cuisine adds to the overall atmosphere and prestige of the hotel and therefore emphasizes outstanding food and ambiance and a wide variety of dining choices.

   The Eldorado continually monitors and enhances its casino operations to react to changing market conditions and customer demands. For example, the Company has shifted its slots mix towards $1 and higher denominated machines in response to the increased popularity of higher-end slot machines, which the Company believes appeal to its growing base of higher-income gaming clientele. The Company targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, unique electronic displays and customer-convenient features.

   EFFECTIVE MARKETING TO TARGET GAMING PATRONS. The Company primarily targets its marketing programs to four segments of the gaming market: the free and independent traveler, preferred casino customers, local patrons and the wholesale/specialty groups.

   The free and independent traveler segment consists of those travelers not affiliated with groups who make their reservations directly with the Eldorado or through independent travel agents. To attract the independent traveler, the Company uses print media, radio, television and direct mail to advertise in northern California, the Pacific Northwest, western Canada and other regional travel markets. The cost incurred by the Company for advertising in 1996 was $3,192,319, compared with $2,580,849 in 1995.

   Preferred casino customers are those patrons who maintain the necessary gaming criteria to become established casino guests. The Company uses a broad special events agenda and an extensive guest development program, including providing casino credit, to attract and retain preferred casino customers. In addition, the Company utilizes its quality hotel rooms, excellent restaurant venues and other amenities to offer complimentaries to a broad spectrum of established casino guests, from the frequent players who place relatively modest wagers to the true premium players who consistently wager high amounts. The Company believes that the ability to reward the more modest gaming patrons fosters intense loyalty and repeat business from such customers, who often increase their level of play over time.

   The Company has established an aggressive marketing program directed toward the local gaming market segment, consisting of frequent radio, television and newspaper advertising, a variety of promotions and other programs specifically tailored for the local customer, such as check cashing promotions. The Eldorado's reputation for exceptional quality restaurants and an excellent price-to-value relationship is particularly appealing to the local gaming patron, as dining is a primary motivation for casino visits by many local residents.

   Wholesale/specialty groups consist of those customers participating in travel packages offered by air tour operators, groups of up to 100 people with strong gaming profiles and visitors attending tournaments at the National Bowling Stadium. The Eldorado sales force targets this segment by attending trade shows in order to establish relationships with airlines, travel agents, meeting planners and wholesalers. The Eldorado has developed special marketing programs and tools to cultivate relationships with these air tour operators and specialty groups, including offering familiarization tours of the Eldorado. The Eldorado attempts to utilize this market segment as a means of creating a consistent room base during the calendar year.

   The Eldorado has implemented a state-of-the-art, real-time customer tracking system which comprehensively tracks its gaming customers throughout the casino. Customers are given an electronically readable card to insert into slot machines and to provide to floor supervisors at table games. The slot machines automatically transmit gaming data to a central computer and floor supervisors manually enter certain data relating to gaming customers which is then computerized. The system enables the Eldorado to obtain up-to-the-minute information on a customer's gaming habits, maximum and minimum wagers, the total amount wagered and length of play. The Eldorado can thereby ensure that customers receive immediate recognition and complimentaries based on their levels of gaming. This innovation is enhanced by a friendly, knowledgeable staff and a conveniently located promotion center. In addition, "Club Eldorado," the casino's full-service slot club, offers an array of special events and exciting tournaments and convenient ways of earning complimentaries.

   STRATEGIC EXPANSION AND IMPROVEMENTS. Since opening the Eldorado in 1973, the Company has employed a strategy of continual expansion and improvement in order to maintain and enhance its position as a leader in the Reno Market. Expansions in 1979, 1985 and 1989 increased the Eldorado's room base by approximately 500 rooms, and added a total of approximately 54,500 square feet of gaming space. Further expansion in 1992 and 1993 included a remodeling of the Eldorado's mezzanine level, the creation of the Eldorado Coffee Company and the addition of a 652-space parking garage. During the summer of 1995, the Company added 36 suites and unveiled the new Grand Plaza, a European-style plaza located at the base of the skyway corridor connecting the Eldorado with the Silver Legacy which showcases the "Fountain of Fortune," a dramatic 20-piece fountain crafted from marble and bronze. As part of the 1995 expansion, the casino was expanded to 76,500 square feet, and three exclusive specialty shops, THE BREW BROTHERS, the CHEFS' PAVILION buffet and a new 12,400 square-foot convention center were added. In the early spring of 1996, the Company opened a new, elegant 5,000 square-foot casino with 102 slots and 10 table games adjacent to the skyway corridor on the mezzanine level to take advantage of the foot traffic coming to the Eldorado from the Silver Legacy.

   Continuing its successful expansion strategy, the Company recently opened a new 175-seat Parisian-style bistro, the Bistro Roxy. In addition, the Eldorado is currently building a state-of-the-art 580-seat showroom which is scheduled to open in May of 1997. The showroom will add an entertainment experience that management believes will attract a larger and broader audience of entertainment seekers. The showroom will feature the only nightly production show of its kind in downtown Reno. Management believes that the addition of these unique amenities will further enhance the Eldorado's position as a leading luxury hotel in the Reno Market. Furthermore, the Company owns a 31,000 square foot piece of property across the street from and west of the Eldorado, which could be used for further expansion of the Eldorado.

ELDORADO HOTEL & CASINO

   When the Eldorado opened in 1973 with 282 rooms and approximately 7,000 square feet of gaming space, it was the only hotel/casino located in the northern section of downtown Reno. As Reno has steadily grown northward, the Eldorado is now centrally positioned in the heart of Reno's prime gaming area and room base. Easily accessible to both foot and vehicle traffic, the Eldorado is strategically located directly off Interstate 80, the principal highway linking the Reno Market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three golden towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, the Eldorado is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes the Eldorado serves as a downtown landmark, situated to attract a large volume of foot traffic from other casinos as well as from the local populace. In addition, the Eldorado is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium, which is located just one block away. Furthermore, management believes that the new exterior facade at the primary Virginia Street entrance, featuring a 24-foot by 48-foot golden portal and majestic flickering torchieres, is in itself an entertainment attraction that draws customers from competing hotel/casinos.

   The Eldorado offers approximately 81,500 square feet of gaming space, with approximately 1,976 slot machines, 89 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride-Registered Trademark-, Caribbean stud poker, mini-baccarat and baccarat, three keno games and a race and
sports book, as of December 31, 1996.   The Eldorado also operates a
satellite race and sports book at the Silver Legacy. The Eldorado's casino includes a balanced mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. The relatively high proportion of slot machines, which are offered in denominations from 5 cents to $100, generates approximately 66% of the total gaming revenues for the casino and provides consistency in revenues and cash flow. The diverse selection of table games and the variety of table limits allow for the maximum amount of play from a wide variety of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno Market.

   The interior of the hotel is designed to create a unique European ambiance and offers 817 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range.

Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno Market for the Eldorado. In 1995 and 1996, the Eldorado achieved a 93.8% and 93.6% average hotel occupancy rate and an Average Daily Rate ("ADR") of approximately $60 and $55, respectively. Management believes that the Eldorado's average hotel occupancy rate and ADR are among the highest in the Reno Market.

   The Eldorado is nationally recognized for its exceptional cuisine. Management believes that the Eldorado's superior cuisine and wide-ranging selection of dining opportunities are crucial factors in attracting and retaining customers. All of the Eldorado's dining venues, which range from buffet to gourmet, offer high quality food at reasonable prices. The following chart details the Eldorado's dining venues, their respective seating capacities and their outstanding attributes, including a detail of the awards and distinctions each has received.

                             ELDORADO RESTAURANTS

                        SEATING
DINING VENUE            CAPACITY                   DESCRIPTION
------------            --------                   -----------
Bistro Roxy               175       -  A Parisian-style bistro, bar and
                                       restaurant offering French country fare
                                    -  Designed by famed restaurant designer
                                       Pat Kuleto to feature seven distinct
                                       architectural styles

LaStrada                  170       -  Features northern Italian cuisine in an
                                       Italian countryside villa setting
                                    -  Recognized as one of the country's top
                                       10 Italian restaurants in the 1994 BEST
                                       OF THE BEST ACADEMY AWARDS OF THE
                                       RESTAURANT INDUSTRY
                                    -  Recipient of the WINE SPECTATOR AWARD OF
                                       EXCELLENCE in each of the past five years
                                    -  Hailed in the March 1993 issue of BON
                                       APPETIT magazine as a "sure thing in
                                       Reno" for food lovers

The Brew Brothers         225       -  The first microbrewery located in a
                                       hotel/casino. Features a variety of
                                       handcrafted beers and live nightly
                                       entertainment.
                                    -  Named as the area's best microbrewery in
                                       the RENO GAZETTE-JOURNAL in 1996
                                    -  Offers seven microbrewed beers,
                                       including Eldorado Extra Pale Honey Ale,
                                       Redhead Amber Ale, Wild Card Wheat Ale,
                                       Big Dog Ale, Gold Dollar Pale Ale,
                                       Double Down Stout and a rotating
                                       seasonal brew

The Grill                 185       -  A spirited, lively steak and seafood
                                       house
                                    -  Specializes in rotisserie and grilled
                                       entrees at affordable prices
                                    -  Offers top quality USDA cuts of beef and
                                       fresh seafood, a "never-ending" salad
                                       and fruit bar with homemade soups

Chefs' Pavilion           525       -  A 220-foot buffet offering a wide variety
                                       of cuisines, including a Mongolian
                                       barbecue, omelet station and a salad,
                                       fruit, ice cream and dessert bar
                                    -  Features an open exhibition kitchen
                                       where customers can observe meals being
                                       prepared

Tivoli Gardens            210       -  A 24-hour restaurant with a menu
                                       featuring Asian, Italian, Mexican and
                                       South American cuisines
                                    -  Features the Eldorado Coffee Company,
                                       where fresh coffee beans are roasted
                                       each day for use throughout the hotel
                                       and for retail purchase

Choices Express Cafe      220       -  A food court offering a diverse selection
                                       of cuisines, including an Asian noodle
                                       kitchen, a delicatessen, a gelato shop
                                       where 24 flavors are made fresh each day, a salad bar, a bakery and an espresso bar

Seafood Buffet            425       -  Offered each Friday and Saturday night
                                       Named one of the top 25 seafood
                                       restaurants in the country in the 1994
                                       BEST OF THE BEST ACADEMY AWARDS OF THE
                                       RESTAURANT INDUSTRY
                                    -  Voted one of Reno's best all-around food
                                       values in a 1994 RENO GAZETTE-JOURNAL
                                       readership poll

   The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include THE BREW BROTHERS microbrewed beers and wines from the Ferrari
Carano Winery.

   The Eldorado will feature a 580-seat showroom/theater and other features include a 652-space parking garage, a 360-space valet parking facility and 126 surface parking spaces. Other amenities offered by the Eldorado include several specialty shops, a versatile 12,400 square foot convention center and an outdoor plaza located adjacent to the Eldorado which hosts a variety of special events.

SILVER LEGACY RESORT CASINO

   The Silver Legacy opened in July 1995 as the first major newly-constructed hotel/casino in the Reno Market since 1978 and its first themed mega-resort. Plans for the Silver Legacy were originally formulated in 1993 by the Company and Circus Circus, who jointly recognized the potential synergies of constructing a new hotel/casino in between the Eldorado and Circus Circus-Reno properties.

   The Silver Legacy's design is based upon Nevada's silver mining heritage and the legend of Sam Fairchild, a fictitious silver baron who "struck it rich" on the site of the hotel/casino. Accordingly, the opulent interior of the Silver Legacy showcases a variety of antique silver pieces from the Mackey silver collection and a casino built around Sam Fairchild's legendary 120-foot tall mining rig. The mining rig appears to transform ore into silver coins that cascade into slot machines located at the mining rig's base. The mining rig is enclosed within a 75,000 square foot dome, the interior of which is painted to resemble the sky and features three dynamic sound and light shows which are continuously updated so that visitors are provided with a unique experience each time they enter the hotel. The exterior of the dome serves as a distinctive landmark on the Reno skyline. The Company's management believes that the Silver Legacy is a "must see" attraction for visitors to the Reno Market.

   The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms and suites, many of which feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 1996, the Silver Legacy's casino featured approximately 88,500 square feet of gaming space and contained over 2,275 slot machines and 89 table games including blackjack, craps, roulette, Pai Gow Poker, Let It Ride-Registered Trademark-, Caribbean stud poker, mini-baccarat and Pai Gow and three keno games. The Eldorado operates a satellite race and sports book located on the Silver Legacy casino floor. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. The Company's management expects the Silver Legacy's gaming revenues to increase as the casino builds its premium customer base.

   The Silver Legacy's restaurant offerings include a 240-seat buffet, a delicatessen, a steak and seafood restaurant, an oyster bar, a 24-hour coffee shop and a gourmet coffee house. In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include three custom retail shops, exercise facilities and an outdoor swimming pool and sundeck, as well as a video arcade.

   The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and custom retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno Market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of over 4,100 rooms, approximately 5,900 slot machines and 250 table games, 17 restaurants and enough parking to accommodate approximately 6,600 vehicles. The Company's management believes that centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno Market.

   As of December 31, 1996, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the amount of $241.7 million including accrued interest of $4.7 million.

SILVER LEGACY JOINT VENTURE AGREEMENT

   The Silver Legacy was developed by the Silver Legacy Joint Venture formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture (the "Joint Venture Agreement") dated as of March 1, 1994, between ELLC and Galleon, Inc. ("Circus Sub"). Under the Joint Venture Agreement, each of ELLC and Circus Sub (together, the "Partners") owns a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each Partner was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value equal to 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed real property worth $25.0 million on which to build the Silver Legacy and $26.9 million in cash and Circus Sub contributed $51.9 million in cash. In addition, pursuant to the Joint Venture Agreement, Circus Circus provided certain loans to the Silver Legacy Joint Venture for the costs of developing and constructing the Silver Legacy and also provided credit support for a $230.0 million credit agreement entered into by the Silver Legacy Joint Venture on May 30, 1995, as amended and restated on September 9, 1996 (the "Silver Legacy Credit Agreement"), for the balance of the development and construction costs (such loans and financing are collectively referred to herein as the "Construction Financing"). In return, Circus Circus receives an annual fee which has been 1.5% of the average outstanding principal balance of such financing. The Silver Legacy Credit Agreement is secured by a deed of trust on the Silver Legacy and by security interests in other assets of the Silver Legacy Joint Venture. Under the Silver Legacy Credit Agreement, indebtedness is subject to scheduled quarterly reductions ranging from $2.5 million to $5.0 million, and a scheduled reduction of the remaining outstanding balance on June 30, 2003. Each of ELLC's and Circus Sub's ability to participate in cash flows generated by the Silver Legacy is limited by the terms of the Joint Venture Agreement and the Silver Legacy Credit Agreement. As of December 31, 1996, the Silver Legacy Joint Venture was indebted to Circus Circus in the aggregate amount of $39.9 million, the repayment of which is subject to certain limitations under the terms of the Silver Legacy Credit Agreement. The advances to the Silver Legacy Joint Venture are secured by a second deed of trust on the Silver Legacy.

   Additional capital contributions in proportion to each Partner's Percentage Interest may be required by the Managing Partner (as defined in the Joint Venture Agreement) to defray any net loss (not including depreciation and amortization expenses) incurred by the Silver Legacy Joint Venture. If either Partner fails to make such additional capital contributions, the non-defaulting Partner may (i) contribute the amount of the additional capital contribution that the defaulting Partner has failed to pay to the Silver Legacy Joint Venture on behalf of the defaulting Partner, which amount will be considered a loan to the defaulting Partner from the non-defaulting Partner (an "Additional Capital Contribution Loan") and must be repaid by the defaulting Partner from the cash distributions it receives pursuant to the Joint Venture Agreement or (ii) loan the amount of the additional capital contribution that the defaulting Partner has failed to pay to the Silver Legacy Joint Venture, which loan must be repaid from Net Cash from Operations (as defined herein).

   PROFIT ALLOCATION. Under the terms of the Joint Venture Agreement, Profits of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable income with certain adjustments) in each fiscal year are allocated to the Partners pursuant to the following formula: (i) the net operating income of the Silver Legacy Joint Venture for financial reporting purposes (determined in accordance with generally accepted accounting principles) for such fiscal year, exclusive of interest expense, is credited to Circus Sub up to the amount of its Priority Allocation (as defined below) for such fiscal year, any balance is credited to ELLC up to the amount of Circus Sub's Priority Allocation for such fiscal year and any remaining balance is credited to the Partners in proportion to their Percentage Interests, (ii) interest expense of the Silver Legacy Joint Venture for such fiscal year is charged to the Partners in proportion to their Percentage Interests and (iii) the difference between net operating income less interest expense and Profits for such fiscal year is credited (or charged) to the Partners in proportion to their Percentage Interests. If this formula causes a Partner to be charged with a loss in any fiscal year, such Partner will be allocated zero Profits for such year and the other Partner will be allocated all of the Profits for such year. In addition, losses of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable loss with certain adjustments) in any fiscal year are allocated to the Partners in proportion to their Percentage Interests.

   Circus Sub is entitled to a priority allocation ("Priority Allocation") of pretax operating income equal to 7.5% of the "Initial Investment," defined as the total cost of construction of the Silver Legacy up to a maximum of $290 million. The Initial Investment is decreased each year by the amount of depreciation expense recorded on the Silver Legacy in such year and by any principal payments made to repay the Construction Financing in such year. Circus Sub is entitled to such Priority Allocation beginning May 1, 1997 and for so long as ELLC selects the General Manager (as defined in the Joint Venture Agreement) of the Silver Legacy (as provided for in the Joint Venture Agreement).

   DISTRIBUTIONS OF CASH FROM OPERATIONS. The Joint Venture Agreement provides that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the Construction Financing, other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement) is to be distributed quarterly to the Partners in proportion to their Percentage Interests after satisfaction of certain other obligations as follows: (i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Circus Sub of an amount up to its Priority Allocation and to ELLC of an amount up to the amount distributed to Circus Sub pursuant to Circus Sub's Priority Allocation, (vii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (viii) the payment of the balance of the portion of the Construction Financing provided by Circus Circus until such loans are paid in full or refinanced. In addition, any withdrawal from the Silver Legacy Joint Venture by either party results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

   MANAGEMENT. The Silver Legacy Joint Venture is managed by an Executive Committee, a Managing Partner and a General Manager. The Executive Committee consults with, reviews, monitors and oversees the performance of the Managing Partner and the General Manager, thus functioning in a capacity similar to a corporation's board of directors. The Executive Committee may act only upon the approval of a majority of its members. The Executive Committee has five members, three of whom are appointed by the Managing Partner and the other two of whom are appointed by the other Partner. The Joint Venture Agreement names Circus Sub as the Managing Partner. As of December 31, 1996, the members of the Executive Committee appointed by the Managing Partner are Kurt Sullivan, Yvette Landau and Scott Beeman; the members appointed by ELLC are Donald Carano and Robert Jones.

   The Managing Partner is generally responsible for overseeing the management and the business affairs of the Silver Legacy Joint Venture and may be replaced only: (i) upon the unanimous agreement of the Partners or
(ii) by the other Partner if the Silver Legacy Joint Venture's net operating results for any four consecutive quarters are less than 80% of the amount projected in the Silver Legacy Joint Venture's annual business plan, upon which such other Partner will become the Managing Partner; provided, however, that as long as ELLC appoints the General Manager, ELLC may not require Circus Sub to resign as Managing Partner.

   The General Manager is responsible for the oversight and management of the day-to-day operations of the Silver Legacy and other business of the Silver Legacy Joint Venture. The General Manager, currently Gary Carano, is appointed by ELLC subject to the approval of Circus Sub. The General Manager will continue to be selected by ELLC so long as Circus Sub is allocated its Priority Allocation or so long as the Silver Legacy Joint Venture's net operating results are not less than 80% of the amount projected in the Silver Legacy Joint Venture's annual business plan. If the General Manager fails to meet such performance requirements, Circus Sub may replace the General Manager; provided, however, that if Circus Sub replaces the General Manager without ELLC's consent, Circus Sub will not receive its Priority Allocation.

   TRANSFERS OF PARTNERSHIP INTERESTS. After the Silver Legacy has been in operation for at least 10 years and the initial Construction Financing has been paid in full, either Partner may, so long as such Partner is not in default of any of the provisions of the Joint Venture Agreement, offer to purchase the entire interest of the other Partner. If either Partner makes such an offer, the other Partner is required to either sell its interest or purchase the interest of the offering Partner at the price proposed by the offering Partner, subject to a pro rata adjustment if the interests are not equal at the time of the offer. In addition, in the event that (i) a Partner is in default at any time on any two required additional capital contributions, (ii) an Additional Capital Contribution Loan is not repaid within two years, (iii) any deed of trust for the benefit of Circus Circus for the Construction Financing is in default for over one year or (iv) unless otherwise agreed by Circus Circus, Donald Carano, an immediate family member acceptable to Circus Sub or one of their respective affiliates does not control ELLC, or unless otherwise agreed by ELLC, Circus Circus does not control Circus Sub, then the non-defaulting Partner may purchase the defaulting Partner's interest. The purchase price will be equal to the net equity of the defaulting Partner's interest, decreased by any amount that the non-defaulting Partner contributed as a capital contribution on behalf of the defaulting Partner (which amount is considered a loan to the defaulting Partner pursuant to the Joint Venture Agreement). Any such purchase and sale is subject to the approval of the Nevada Gaming Authorities.

RENO MARKET

   The Reno Market is one of the larger gaming markets in the United States which generated approximately $886 million of gaming revenues for the twelve months ended December 31, 1996. Also, as of December 31, 1996, the Reno Market featured 15,536 hotel rooms which had an 83.3% average hotel occupancy rate in 1996. According to the Visitors Authority, numerous other approved or announced hotel projects are expected to add approximately 3,722 rooms to the Reno Market by the end of the decade.

   Reno is the second largest city in Nevada, with a population of approximately 157,090 as of July, 1996, and is located at the base of the Sierra Nevada mountains along Interstate 80, approximately 140 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market which attracts visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. According to the Visitors Authority, visitors to the Reno Market stayed an average of 2.4 nights in 1996. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year, low humidity and modest annual snowfall. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races and the Reno Rodeo. According to the Visitors Authority, the greater Reno area attracted 5.2 million visitors in 1996, an increase of 7.5% from 1995.

   The following table sets forth certain statistical information for the Reno Market for the years 1992 through 1996, as reported by the Visitors Authority or the Nevada State Gaming Control Board.

                                THE RENO MARKET

                                    1992       1993       1994       1995       1996
                                 ---------  ---------  ---------  ---------  ---------
Gaming Revenues (000's)           $804,927   $811,227   $826,174   $889,480   $885,578
Gaming Positions(1)(2)              28,500     29,228     29,943     31,926     32,164
Hotel Rooms(1)                      12,566     12,566     12,582     14,241     15,536
Average Hotel Occupancy Rate         84.3%      85.2%      84.4%      86.0%      83.3%
Airline Passenger Arrivals(3)    1,884,703  2,374,244  2,670,969  2,911,834  3,450,920
Convention Attendance              169,271    177,925    203,389    314,137    196,707

--------
(1) As of December 31 for each period shown.
(2) Calculated from information provided by the Nevada State Gaming Control
Board.
(3) Arrivals to Reno/Tahoe International Airport.

   The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility features 80 bowling lanes and will host tournaments for the ABC and the WIBC over the next 13 years as well as many other tournaments for other bowling organizations. The National Bowling Stadium has scheduled the WIBC's National Championship Bowling Tournament in 1997, 2000, 2003, 2006 and 2009 and has scheduled the ABC's National Championship Bowling Tournament for 1998, 2001, 2004 and 2007, providing a major bowling tournament in Reno two out of every three years through the year 2009. The Visitors Authority estimates that the ABC's 1995 National Championship Bowling Tournament, which was held between February and July 1995, was attended by approximately 228,000 people (93,000 bowlers and 135,000 family members and friends) who stayed for an average of approximately four days and infused approximately $230 million into the local economy. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, a 1950s-themed diner and retail space and can be configured to host special events and conventions.

   The Silver Legacy is Reno's first newly constructed major hotel/casino since 1978 and its first themed mega-resort. The Silver Legacy's 1,711 hotel rooms and approximately 2,800 gaming positions represented an approximately 13% increase in the number of hotel rooms and an approximately 10% increase in the number of gaming positions in the Reno Market. In addition, according to the Visitors Authority, several new hotel/casino projects have been commenced or are planned. The Company's management believes that these new development and expansion activities will help retain existing customers and assist in attracting additional customers to the Reno Market.

   Passenger traffic at the Reno/Tahoe International Airport has increased steadily for six consecutive years, from 1.5 million airline passenger arrivals in 1990 to 3.5 million in 1996, representing a 15% compound annual growth rate. In 1996, eleven scheduled airlines and numerous other charter airlines provided service to more than 23 North American cities, carrying more than 18,400 people daily. The most frequent users of the airport are Reno Air and Southwest Airlines, with approximately 57 and 134 daily flights, respectively, to and from Reno as of December 31, 1996. To meet the significant increase in tourism and travel anticipated because of major development efforts in the Reno area, including the development of the National Bowling Stadium and the Silver Legacy, Reno has renovated and expanded its airport facilities to accommodate an expected growth in passenger activity. The Eldorado and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

COMPETITION

   The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 48 casinos currently operating in the Reno Market, the Company competes principally with the eight other hotel/casinos that each generate over $36 million in annual gaming revenues, including Circus Circus-Reno and the Silver Legacy. The Visitors Authority estimates that approximately 3,722 rooms will be added to the Reno Market by the end of the decade. The Company expects that these additional rooms will increase competition for visitor revenue in the future.
 To a lesser extent, the Company also competes with hotel/casino operations located in Las Vegas and Laughlin, Nevada and in the Lake Tahoe area. A substantial number of customers travel to both Reno and the Lake Tahoe market during their visits. Consequently, the Company believes that its success is influenced to some degree by the success of the Lake Tahoe market. Environmental restrictions place limitations on the expansion of hotels and casinos in the Lake Tahoe market. Additionally, the Company competes with casino gaming on Native American-owned lands throughout California, Washington and Oregon, from where it is estimated the Reno Market drew in excess of 65% of its visitors in 1996. Furthermore, since the 1980's, legalized gaming opportunities have proliferated throughout the United States, and the Company now competes with pari-mutuel wagering, state-sponsored lotteries, card clubs, bingo, off-track betting, riverboat and other forms of legalized gaming.

     Riverboat, dockside or land-based gaming is currently legal in ten states and gaming on Native American-owned land is legal in at least 23 states, including California, Washington and Oregon. In addition, California (from where the Reno Market drew approximately 48% of its visitors in 1996) allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo and off-track betting. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on the Company's operations. Furthermore, while the Company believes that the continued spread of legalized gaming may in the future present the Company with opportunities for expansion (subject to available financing), increased legalized gaming in other states, particularly in areas close to Nevada, such as California, Washington and Oregon, could adversely affect the Company's operations.

NEVADA REGULATION AND LICENSING

   The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Act and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming

Authorities. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which seek to, among other things, (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

   Resorts, which operates the Eldorado, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. Resorts and Capital each is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). Registered Corporations are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a member of, or receive any percentage of the profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Resorts have obtained the licenses and approvals necessary to own their respective interests in the Company. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at the Eldorado.

   The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of the Company. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

   If the Nevada Gaming Authorities were to find an officer, director or key employee of the Company unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

   The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

   If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

   The Nevada Commission may, in its discretion, require the holder of any debt security of the Company, including the Notes, to file applications, be investigated and be found suitable to own such debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

   Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of a Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

   The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Corporation, any change in a Registered Corporation's corporate charter, bylaws, management, policies or operations or any of its gaming affiliates or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

   Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Gaming Board may be found unsuitable. The same restrictions apply to a record owner of the Company's securities if the record owner, after request, fails to identify the beneficial owner of such securities. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. A Registered Corporation is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member or to have any other relationship with such corporation, the Registered Corporation (i) pays that person any dividend or interest upon voting securities of such corporation, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

   A Registered Corporation is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authority at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. A Registered Corporation is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of a Registered Corporation to bear a legend indicating that the securities are subject to the Nevada Act.

   Neither the Company nor a Registered Corporation may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

   Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person whereby he obtains control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming

Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

   The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Registered Corporations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates, (ii) preserve the beneficial aspects of conducting business in the corporate form and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are required in certain circumstances from the Nevada Commission before a Registered Corporation may make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management may be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

   License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

   Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such person (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada for the reason of personal unsuitability.

ENVIRONMENTAL MATTERS

   As is the case with any owner or operator of real property, the Company is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. The Company does not have environmental liability insurance to cover such events.

   Certain of the Company's properties and former properties, including the Silver Legacy property, had or have varying degrees of petroleum contamination in the soil and/or groundwater. In each instance where such petroleum contamination has been identified, investigation or remediation activities have been undertaken or are ongoing. The possibility exists that additional contamination, as yet unknown, may exist at these or other of the Company's properties. In addition, under the terms of an Environmental Indemnity, dated May 30, 1995 (the "Environmental Indemnity"), the Company has agreed jointly and severally with Circus Circus to indemnify, defend and hold harmless the agents and lenders under the Silver Legacy Joint Venture's bank credit facility from and against any and all Environmental Losses (as defined in the Environmental Indemnity) suffered or incurred on the premises of the Silver Legacy or arising through the ownership, use, occupancy or operation thereof. Generally, liability under the Environmental Indemnity covers the period prior to the date the lenders foreclose on and take possession of the real property securing their loans to the Silver Legacy Joint Venture. The agents and lenders are not required to seek payments from the Silver Legacy Joint Venture before pursuing payments from the Company and Circus Circus for Environmental Losses. In all cases, the Company believes that the contamination arose from activities of prior owners or occupants, or from offsite sources and not as a result of any actions or operations conducted by the Company.

   As to the petroleum contamination identified on the Silver Legacy property, the Company is currently seeking reimbursement and indemnification from Chevron Company USA. The possibility exists that other responsible parties may be identified for this or other sites, and the Company will determine whether to seek contribution or reimbursement from such parties. In addition, reimbursement for some of the expenditures has been, and further reimbursement may be, obtained from the State of Nevada Petroleum Fund which has been established to reimburse parties for costs incurred in clean-up of underground storage tank related contamination.

   The Company's properties and former properties also lie within the proposed Central Truckee Meadows Remediation District, encompassing much of the City of Reno, which will address groundwater contaminated with solvents as identified by the Nevada Division of Environmental Protection. The Company does not believe that it has contributed to this solvent contamination. The Company has not been required to conduct any remediation or investigation of this matter nor to contribute toward any costs associated therewith. However, the possibility remains that funding of the investigation or remediation of this regional groundwater issue could result in a special assessment on the Company's properties or former properties among others within the Remediation District. The possibility exists that the entire area of contamination, or a portion thereof, could be listed under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

   Asbestos has been determined to be present in the sheetrock of approximately 400 of the Eldorado's older hotel rooms. Removal of the asbestos will be required only in the event of the demolition of the affected rooms or if the asbestos was otherwise disturbed. Management currently has no plans to renovate or demolish the affected rooms in a manner that would require removal of the asbestos at this time.

   The Company has expended approximately $694,650 in connection with environmental matters from January 1, 1993 through December 31, 1996, of which approximately $200,177 was expensed during 1996.

EMPLOYEES

   As of December 31, 1996, the Company had 2,407 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

FORWARD LOOKING INFORMATION

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuation in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).


ITEM 2.  PROPERTIES

   The Company's executive offices reside inside the Eldorado, which is located on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in
Item 11 of this Report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 1996 totaled $646,000. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's $50 million revolving credit facility (the "Credit Facility"). At December 31, 1996, the indebtedness outstanding under the Credit Facility was $21.0 million. The Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property located across the street from the Eldorado, all related personal property, substantially all other assets of the Company and a pledge of the Company's interests in ELLC. In addition, Capital has guaranteed the Company's obligations under the Credit Facility.

   The Company owns a 35,000 square foot parcel of land located at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices are located, and owns approximately 90 acres of land located in Verdi, Nevada. At December 31, 1996, the two parcels were subject to encumbrances securing the repayment of indebtedness of $179,595 and $169,752, respectively.

   The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 1996, this parcel was, in addition to a second lien securing repayment of the Credit Facility, subject to an encumbrance securing the repayment of indebtedness of $2,675,399.

   The Company and Circus Circus each own a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy. At December 31, 1996, this parcel was subject to an encumbrance securing the repayment of indebtedness of $1,369,599. Circus Circus reimburses the Eldorado on a quarterly basis for one half the total principal and interest payments.

   The Company's 77%-owned subsidiary, ELLC, owns a 50% joint venture interest in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. Reference is made to the information appearing under the heading "Silver Legacy Resort Casino" in Item 1 of this Report, which information is hereby incorporated in this Item 2 by this reference.

ITEM 3.  LEGAL PROCEEDINGS

   The Company from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that such litigation to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject will, individually or in the aggregate, have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for Resorts' outstanding membership interests which were owned of record by three entities and two individuals as of December 31, 1996. See Item 12 of this Report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to federal income tax liability. Because the holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts' or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 1996 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions of Resorts and the Predecessor Partnership to their members and partners aggregated $18,800,000 and $9,200,000 for 1995 and 1996, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA
                            (DOLLARS IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                           1992       1993       1994        1995        1996
                                         --------   --------   --------    --------    --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Operating revenues:
  Casino ..............................   $93,189    $95,261    $97,809    $106,737    $104,608
  Food and beverage....................    29,601     31,436     31,718      33,780      34,483
  Hotel................................    15,712     16,518     16,837      17,200      16,784
  Equity in net income (loss)
     of unconsolidated affiliate(1) ...        --         --         --      (3,208)      1,758
  Other ...............................     3,729      5,328      4,316       4,908       7,120
  Less promotional
    allowances.........................   (10,771)   (11,486)   (12,482)    (13,895)    (14,102)
                                         --------   --------   --------    --------    --------
       Net revenues....................   131,460    137,057    138,198     145,522     150,651

Operating expenses:
  Casino(2) ...........................    26,843     34,573     37,554      42,692      44,557
  Food and beverage(2).................    27,942     23,772     23,006      26,363      26,225
  Hotel(2).............................     6,603      5,882      6,554       7,536       7,219
  Other................................     1,907      2,799      2,361       2,043       3,246
  Selling, general and
    administrative(3) .................    25,435     27,316     27,509      28,335      29,237
  Depreciation ........................     6,608      7,241      7,325       8,166      10,361
  Abandonment loss(4) .................        --         --         --       1,862          --
                                         --------   --------   --------    --------    --------
       Total operating expenses........    95,338    101,583    104,309     116,997     120,845
                                         --------   --------   --------    --------    --------
Operating income ......................    36,122     35,474     33,889      28,525      29,806
Interest expense, net .................    (6,575)    (5,181)    (3,254)     (5,336)    (10,935)
                                         --------   --------   --------    --------    --------
Net income before minority interest....    29,547     30,293     30,635      23,189      18,871
Minority interest in net (income)
  loss of unconsolidated affiliate(5)..       --         --         --         745        (408)
                                         --------   --------   --------    --------    --------
Net income(6)..........................   $29,547    $30,293    $30,635     $23,934     $18,463
                                         --------   --------   --------    --------    --------
                                         --------   --------   --------    --------    --------
OTHER DATA:
EBITDA(3)(7)...........................   $42,730    $42,715    $41,214     $41,761     $38,409
Net cash provided by (used in):
  Operating activities ................    36,691     32,002     38,786      36,345      31,201
  Investing activities.................   (17,112)   (10,478)   (37,045)    (62,791)    (22,336)
  Financing activities.................   (19,753)   (21,876)    (1,205)     27,208      (9,202)
Capital expenditures...................    17,847     10,562     12,053      57,451      24,981

OPERATING DATA(8):
Number of hotel rooms(9)...............       783        783        783         817         817
Average hotel occupancy rate ..........      92.2%      93.0%      93.7%       93.8%       93.6%
Casino square footage(9)...............    61,500     61,500     61,500      76,500      81,500
Number of slot machines(9).............     1,546      1,568      1,597       1,904       1,976
Number of table games(9)...............        77         77         71          84          89

                                                           AT DECEMBER 31,
                                         ------------------------------------------------------
                                           1992       1993       1994        1995        1996
                                         --------   --------   --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .............    $5,176     $4,824     $5,360      $6,122      $5,785
Total assets...........................   119,011    129,645    160,384     215,592     234,293
Total debt.............................    65,645     61,469     79,064     123,630     128,503
Members' equity(10)....................    45,206     57,799     69,634      74,768      84,031

---------------
SEE FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

               FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Equity in net income (loss) of unconsolidated affiliate represents ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The equity in net income (loss) of unconsolidated affiliate for the year ended December 31, 1995, includes the impact of ELLC's share of the $9.9 million of pre-opening expenses that were incurred by the Silver Legacy Joint Venture.

(2) The casino, food and beverage and hotel expenses for the year ended December 31, 1992 do not reflect the expense re-allocation, in accordance with SEC guidelines, to allocate complimentaries provided, at cost, in the food and beverage and hotel outlets to the casino department. This re-allocation has been reflected in all subsequent periods presented.

(3)   The Company pays management fees to Recreational Enterprises, Inc.
      and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled
      $3.8 million, $4.3 million and $2.9 million for the years ended
      December 31, 1994, 1995 and 1996, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees have become payroll obligations of the Company and Resorts entered into a Management
      Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management
      Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the year ended December
      31, 1996 of $4.6 million.

(4) Abandonment loss equals the net book value of property disposed of as a result of the expansion of the Eldorado and represents the undepreciated value of such property.

(5) Minority interest in net (income) loss of unconsolidated affiliate represents the 23% minority interest partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by the Company's equityholders.

(6) The Predecessor Partnership was not subject to U.S. federal income taxes, as the partners included their respective shares of partnership taxable income in their income tax returns. For each period shown, the Predecessor Partnership made distributions to its partners, a portion of which was to reimburse the partners for such tax liability. As a limited-liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Resorts' taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

(7) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 1995, EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliate of $3.2 million and abandonment loss of $1.9 million. For the year ended December 31, 1996, EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliate of $1.8 million. EBITDA as presented may not be comparable to EBITDA of other entities as other entities may not calculate EBITDA in the same manner. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

(8)   Excludes the operating data of the Silver Legacy.

(9)   As of the end of each period presented.

(10) Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

   Eldorado Resorts LLC (the "Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in the Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 77%-owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability company ("ELLC"), owns a 50% joint venture interest, along with a wholly-owned subsidiary of Circus Circus Enterprises, Inc. ("Circus Circus"), in the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. The remaining 23% of ELLC is owned by the principal equityholders of Resorts. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

   The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income (loss) before taxes. The opening of the Silver Legacy has had a mixed effect on the Eldorado's results of operations. During peak periods, the Eldorado has benefited from the critical mass of, and the seamless connection between, the Eldorado, Silver Legacy and Circus Circus-Reno properties. In slower periods, the Eldorado has been negatively impacted by the Silver Legacy as that facility attracts a greater share of the gaming patrons due to its larger room base.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995


NET REVENUES.

   Net revenues were $150.7 million for the year ended December 31, 1996, compared to $145.5 million for the same period in 1995, an increase of 3.5%. Net revenues in 1996 include $1.8 million in equity in net income of unconsolidated affiliate while the comparable period in 1995 included $3.2 million in equity in net loss of unconsolidated affiliate. The Company generated strong net revenues during the first half of 1995, due primarily to the influx of visitors attending the American Bowling Congress National Championship Bowling Tournament held from February through June 1995 and the opening of the Silver Legacy in July 1995. Despite the absence of a major bowling tournament in 1996, the Company's net revenues for the year ended December 31, 1996 exceeded the results of the prior year as a result of the expansion and addition of food and beverage facilities, including THE BREW BROTHERS in July 1995, CHEF'S PAVILION in October 1995, and the mezzanine casino bar in March 1996, and the addition of a video arcade and three new specialty shops in July 1995.

   Casino revenues declined by 2.0% to $104.6 million for the year ended December 31, 1996, compared to $106.7 million for the year ended December 31, 1995. Casino revenues declined in 1996, despite the opening of the mezzanine casino in March 1996, primarily due to decreased revenue in slots and games as a result of competition from increased gaming capacity in the Reno area due to the opening of the Silver Legacy. In addition, certain factors were in existence in 1996 that were not present in 1995, such as poor weather in the first and fourth quarters of 1996, which negatively impacted weekend traffic, and the lack of a major bowling tournament.

   Food and beverage revenues were $34.5 million for the year ended December 31, 1996, compared to $33.8 million for the year ended December 31, 1995, an increase of 2.1%. The increase in food and beverage revenues was due primarily to the opening of THE BREW BROTHERS in July 1995 and the CHEF'S PAVILION buffet in October 1995, in addition to changes in menu mix and increases in the prices of certain menu items in selected restaurants. These increases were somewhat offset by the closing of THE VINTAGE restaurant in January 1996 to make room for the new mezzanine casino and the temporary closing of CHOICE'S EXPRESS CAFE restaurant during the first quarter of 1996 to remodel and redesign the restaurant for the addition of an Asian noodle kitchen.

   Hotel revenues declined by 2.4% to $16.8 million for the year ended December 31, 1996, from $17.2 million for 1995. The Company's average daily rate ("ADR") decreased to $55 for the year ended December 31, 1996, from $60 for the year ended December 31, 1995, and hotel occupancy over these periods remained constant at approximately 94%. The decrease in ADR was caused primarily by competition resulting from increased room capacity in the Reno area due to the opening of the Silver Legacy and other properties in the second half of 1995. The Company was able to partially offset the decrease in hotel revenues caused by the decline in ADR through increased utilization of improved room amenities, such as in-room movies and telephone usage.

   Other revenues in 1996, were $7.1 million compared to $4.9 million in 1995, an increase of 45.1%. This increase is attributable primarily to added retail capacity with the opening of three new specialty shops in July 1995 and an increase in revenue from the video arcade. Other revenues include a $0.5 million gain on the sale of land during the second quarter of 1996 and revenue from the DANIEL'S MOTOR LODGE during the second half of 1996. The DANIEL'S MOTOR LODGE, an 82-room motel located adjacent to the Eldorado parking garage, began operations as part of the Eldorado in August, 1996.

   Promotional allowances expressed as a percentage of casino revenues for the year ended December 31, 1996 increased to 13.5% as compared to 13.0% for 1995. The increase is due to a increased use of complimentaries to all levels of casino patrons and a marketing program targeting wholesale travelers.


OPERATING EXPENSES.

   The Company's operating expenses increased by 3.3% to $120.8 million for the year ended December 31, 1996, from $117.0 million during 1995. This increase is attributable to increased expenses in the casino, other departments which include retail and the DANIEL'S MOTOR LODGE, increased depreciation and an increase in selling, general and administrative expenses. The increase in expenses was partially offset by improved operating margins in the hotel and food and beverage departments.

   Casino expenses increased by 4.4% to $44.6 million for the year end December 31, 1996, from $42.7 million in 1995. The increase was due to the cost of servicing the larger casino floor with the opening of the mezzanine casino in March 1996, in addition to increased bad debt expense due to the increased credit play in 1995 and the first half of 1996 and discounts offered to certain of the Company's premium customers.

   Food and beverage expenses for the year ended December 31, 1996 decreased slightly to $26.2 million from $26.4 million for the year ended December 31, 1995. Despite an increase in support personnel and the costs associated with the expanded facilities, the Company was able to offset these increases by more cost effective purchasing and adjustments to the restaurant menu mix and management's concerted effort to contain and economize entertainment expenditures.

   Hotel expenses declined for the year ended December 31, 1996 to $7.2 million, a decrease of 4.2% from $7.5 million in 1995. The decline is primarily due to promotional expense decreases in the hotel sales department in the first six months of 1996, compared to the same period in 1995 because of the absence of a major bowling tournament in 1996.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

   Selling, general and administrative expenses and management fees increased by 3.2% for the year ended December 31, 1996, to $29.2 million from $28.3 million in 1995. The increase was due in part to increased advertising expenditures to promote the expansions and upgraded amenities to the property and to increased property maintenance expenditures as a result of these expansions. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company. These obligations are included within selling, general and administrative expenses.


DEPRECIATION.

   Depreciation for the year ended December 31, 1996 was $10.4 million compared to $8.2 million for the year ended December 31, 1995. The increase was attributed to the depreciation of assets that were not in service in the prior periods. These assets include the addition of 36 suites, the CHEF'S PAVILION buffet, the mezzanine casino, the GRAND PLAZA and the skyway corridor, which includes THE BREW BROTHERS and added retail space.


INTEREST EXPENSE, NET.

   Interest expense, net of capitalized interest and interest income in 1996 and 1995 was $10.9 million and $5.3 million, respectively, an increase of 104.9%. Interest expense increased as a result of an increase in the average outstanding borrowings for 1996, as compared to 1995 and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1995 and 1996. The Company's increase in cost of capital is due to the issuance of $100 million principal amount of 10-1/2% Notes due 2006 (the "10-1/2% Notes"), the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of July 31, 1996 bore interest at an approximate average annual rate of 7.5%. The Company capitalized interest amounted to $0.4 million in 1996, as compared to $2.7 million in 1995.


NET INCOME.

   As a result of the factors described above, net income for the year ended December 31, 1996, declined by 22.9% to $18.5 million compared to $23.9 million for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO
YEAR ENDED DECEMBER 31, 1994


NET REVENUES.

   Net revenues were $145.5 million for the year ended 1995 compared to $138.2 million for the year ended 1994, an increase of 5.3%, due primarily to increased casino revenues. The increase in net revenues was partially offset by the equity in net loss of the Company's unconsolidated affiliate of $3.2 million. During 1995, casino revenues increased 9.1% to $106.7 million from $97.8 million in 1994 as a result of increases in the Company's casino capacity and an influx of visitors attracted by the opening of the Silver Legacy and the ABC's National Championship Bowling Tournament held at the National Bowling Stadium. In addition, slot machine and table game revenue increased 6.3% and 19.4%, respectively, due primarily to the expansion of the Company's casino in 1995.

   Food and beverage revenues were $33.8 million for the year ended 1995, an increase of 6.5% compared to $31.7 million for the year ended 1994. The increase was due primarily to the opening of THE BREW BROTHERS in July 1995, which generated $1.5 million in gross revenues. The Company was able to increase food and beverage revenues despite disruptions in the operations of the SEAFOOD BUFFET, CHOICES EXPRESS CAFE and the CHEFS' PAVILION buffet due to construction activities throughout the hotel.

   Hotel revenues for the year ended 1995 increased 2.2% to $17.2 million from $16.8 million for the year ended 1994. The Company's ADR and hotel occupancy percentage during 1995 and 1994 remained constant at approximately $60 and 94%, respectively. The increased hotel revenues resulted from the increased use of hotel amenities.

   Promotional allowances expressed as a percentage of casino revenues were 13.0% in 1995 compared to 12.8% in 1994 as a result of greater use of complimentaries in connection with casino marketing targeted to both high-end players and participants in the bowling tournaments held at the National Bowling Stadium in 1995.


OPERATING EXPENSES.

   The Company's operating expenses increased to $117.0 million for the year ended 1995 from $104.3 million for the year ended 1994, a 12.2% increase. This increase was attributable to increased expenses in the casino and food and beverage departments, increased depreciation expense and an increase in selling, general and administrative expenses and an abandonment loss of $1.9 million. The $1.9 million abandonment loss represents the undepreciated portion of certain assets (several internal and external walls and the former convention center) which were demolished or abandoned when the Company constructed the Grand Plaza and the skyway corridor connecting the Eldorado and the Silver Legacy. The $1.9 million abandonment loss was expensed during the fourth quarter of 1995. Casino expenses were $42.7 million for the year ended 1995 compared to $37.6 million for the year ended 1994, an increase of 13.7%. This increase was due in large part to increased casino marketing costs and increased costs associated with operating a larger casino in 1995 as compared to 1994.

   Food and beverage expenses were $26.4 million for the year ended 1995 compared to $23.0 million for the year ended 1994, an increase of 14.6% due primarily to the opening of THE BREW BROTHERS, the expansion of the new CHEFS' PAVILION buffet and related support facilities.

   Hotel expenses increased 15.0% for the year ended 1995 to $7.5 million from $6.6 million for the year ended 1994 due to increased operating expenses associated with the addition of 36 new suites and expansions completed in 1995. Additionally, the hotel sales department incurred additional costs to promote the hotel to those attending the National Championship Bowling Tournament at the National Bowling Stadium in 1995.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

   Selling, general and administrative expenses and management fee increased 3.0% for the year ended 1995 to $28.3 million from $27.5 million for the year ended 1994 primarily as a result of an increase in the property maintenance expenses due to the Company's expansion activities in 1995.

DEPRECIATION.

   Depreciation expense increased 11.5% to $8.2 million for the year ended 1995 compared to $7.3 million for the year ended 1994. This increase resulted from the completion of certain expansion projects, which the Company began to depreciate in the third and fourth quarters of 1995.


INTEREST EXPENSE, NET.

   Interest expense, net was $5.3 million in 1995, a 64.0% increase from $3.3 million in 1994. Capitalized interest was $2.7 million in 1995, compared to $2.1 million in 1994. These amounts include capitalized interest related to the Company's investment in the Silver Legacy Joint Venture.


NET INCOME.

   As a result of the factors described above, net income was $23.9 million in 1995 compared to $30.6 million in 1994, a decrease of 21.9%.


CORPORATE EXPENSES/MANAGEMENT FEES

   The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $3.8 million, $4.3 million and $2.9 million for the years ended December 31, 1994, 1995 and 1996, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees have become payroll obligations of the Company and Resorts entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the year ended December 31, 1996 of $4.6 million.


SEASONALITY

   Hotel/casino operations in the Reno Market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 1994, 1995 and 1996.

                                            1994     1995     1996
                                           ------   ------   ------
         First quarter ..................   22.6%    21.6%    21.8%
         Second quarter..................   26.1%    24.9%    25.4%
         Third quarter...................   27.7%    28.8%    29.0%
         Fourth quarter..................   23.6%    24.7%    23.8%
                                           ------   ------   ------
            Total........................  100.0%   100.0%   100.0%


IMPACT OF INFLATION.

   Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company believes that the hotel-casino industry may be able to maintain its real operating profit margins in periods of general inflation by increasing minimum wagering limits for its games and increasing the prices of its hotel rooms, food and beverage and other items, and by taking action designed to increase the number of patrons. The industry may be able to maintain growth in gaming revenues by the tendency of customer gaming budgets to increase with inflation. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry.


LIQUIDITY AND CAPITAL RESOURCES.

   The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below), and the issuance on July 31, 1996 of the 10-1/2% Notes. Additionally, in June 1996 the Company received $2.5 million for the sale to Galleon, Inc., a wholly-owned subsidiary of Circus Circus, of half of the Company's interest in land on the block adjacent to the Silver Legacy. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization, as adjusted for the year ended December 31, 1996 and 1995 to exclude equity in net income (loss) of unconsolidated affiliate and a $1.9 million abandonment loss recognized in the last quarter of 1995, were $38.4 million and $41.8 million, respectively. Cash flow from operations for the year ended December 31, 1996 and 1995 were $31.2 million and $36.3 million, respectively.

   At December 31, 1996, the Company had $5.8 million of cash and cash equivalents and $29 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly owned subsidiary, Eldorado Capital Corp., of the 10-1/2% Notes were used to repay a portion of the Former Credit Facility.
The Loan Agreement dated as of March 25, 1994 (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering (as amended, the "Credit Facility"). The Credit Facility provides for a senior secured revolving credit facility of $50 million. As of December 31, 1996, the

Company had $100.0 million in aggregate principal amount of 10-1/2% Notes outstanding, $21.0 million outstanding under the Credit Facility, and $3.8 million of other long term debt (net of current portion).

   The Operating Agreement of Eldorado Resorts LLC dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined federal, state and local income tax rate applicable to individuals for that year. For the year ended December 31, 1996, Resorts made distributions to its members of $9.2 million, compared with distributions of $18.8 million during the same period in 1995.

   During the year ended December 31, 1996, the Company's principal uses of funds were for capital expenditures related to the mezzanine casino expansion ($4.8 million), for construction of the Parisian-style bistro ($5.2 million), progress payments for construction of a 580-seat showroom ($4.0 million), and for costs related to the Offering and the amendment to the Former Credit Facility ($4.2 million). In addition, the Company paid approximately $1.6 million in 1996 to fund the cash-portion of the purchase price for the DANIEL'S MOTOR LODGE which is adjacent to and west of the Eldorado. Total capital expenditures for the year ended December 31, 1996 were $25.0 million.

   The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include approximately $12.2 million for completion of a 580-seat showroom, a casino and hotel refurbishment and a full-service health spa. These expansion projects are anticipated to be completed during 1997 and the first half of 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the report of independent public accountants and the consolidated financial statements appearing on pages 40 through 58 of this Report, which are incorporated in this Item 8 by such reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   Resorts is managed by the Board of Managers, which currently consists of four Board Members. The initial Board Members designated in the Operating Agreement are Donald Carano, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. In September 1996, the members elected Leslie Abraham as an additional Board Member. Each corporation that serves as a Board Member must select a corporate officer as its representative. Recreational Enterprises, Inc. has selected Gary Carano as its representative and Hotel Casino Management, Inc. has selected Raymond Poncia as its representative. A corporation which is a Board Member may change its representative at any time by providing notice to Resorts. The Operating Agreement provides that the Board of Managers will consist of at least three, but not more than seven, Board Members, as determined by a majority of the Board of Managers.

   Board Members are elected at annual meetings of Resorts' members for one-year terms. Any Board Member may be removed from office with a vote of 60% of the membership interests, but no Board Member may be removed where there would be enough votes to elect that Board Member at an election. In an election, each Member is entitled to as many votes as equals the number of percentage points of such Member's interest multiplied by the number of Board Members to be elected. Members can cast all of their votes for a single Board Member or distribute them among the candidates for Board Member as they see fit. The Board of Managers generally has control over the management and affairs of Resorts. Board Members are required to devote enough time to Resorts to reasonably perform their duties. The Chief Executive Officer, President and Presiding Board Member supervises the day-to-day operations of Resorts. Members and interest holders have no right to participate directly in management or control of Resorts, except for votes required for certain extraordinary transactions described in the Operating Agreement.

   The Operating Agreement provides that no Board Member or Officer will be liable to Resorts, its Members or holders of its membership interests for acts or omissions of such Board Member or Officer in connection with the business or affairs of Resorts, including for breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or knowing violations of the law. The Operating Agreement also provides that Resorts will indemnify, defend and hold harmless every Board Member and Officer for any losses arising out of Resorts or its business or affairs, unless such losses are based on acts or omissions involving intentional misconduct, fraud or a knowing violation of the law.

 The following tables set forth certain information with respect to persons who are members of Board of Managers (each a "Board Member"), executive officers of Resorts or the Eldorado and other significant employees. Also set forth are the respective positions with Capital held by each person who is a director or officer of Capital.

                     BOARD MEMBERS AND EXECUTIVE OFFICERS

           NAME            AGE               POSITION(S)
           ----            ---        -------------------------

   Donald L. Carano         65    Board Member and Chief Executive Officer
                                  of Resorts; President and Director of
                                  Capital

   Robert M. Jones          54    Chief Financial Officer of Resorts

   Gene R. Carano           41    Vice President and Secretary of
                                  Resorts and Co-General Manager of the
                                  Eldorado; Treasurer of Capital

   Gregg R. Carano          37    Vice President of Resorts and Co-
                                  General Manager of the Eldorado;
                                  Director of Capital

   Gary L. Carano           44    Board Member-Appointed by Recreational
                                  Enterprises, Inc. as its corporate
                                  representative

   Raymond J. Poncia, Jr.   63   Board Member-Appointed by Hotel Casino
                                 Management, Inc. as its corporate
                                 representative; Director of Capital

   Leslie Stone Abraham     36   Board Member


                          SIGNIFICANT EMPLOYEES

           NAME            AGE               POSITION(S)
           ----            ---        -------------------------

   Robert B. MacKay         49   Director of Administration of the Eldorado

   Robert B. Mouchou        41   Director of Gaming of the Eldorado

   Rick W. Murdock          41   Director of Sales and Casino Marketing of
                                 the Eldorado

   Cindy L. Carano          35   Director of Hotel and Retail Operations of
                                 the Eldorado

   Rhonda B. Carano         43   Director of Advertising and Public Relations
                                 of the Eldorado

DONALD L. CARANO. Mr. Carano has served as Chief Executive Officer of, and has owned a controlling interest in, the Company since 1973. Previously, he was an attorney with the firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP, with which he maintains an "of counsel" relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Mr. Carano's commitment to the development and promotion of tourism in Reno has earned him several awards, including the Nevada Food and Beverage Directors Association Man-of-the-Year Award, the American Lung Association 1993 Distinguished Community Service Award and the 1992 Hotelier of the Year Award. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary, Gene, Glenn, Gregg and Cindy Carano and is married to Rhonda Carano.

ROBERT M. JONES. Mr. Jones has served as Chief Financial Officer of the Company since 1989. Prior to joining the Company in 1984, Mr. Jones spent fourteen years in public accounting, ten of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a Certified Public Accountant, was an honors graduate of the University of Arizona with a major in accounting and has a Master of Business Administration degree in taxation from Golden Gate University in San Francisco.
                                      26

GENE R. CARANO. Mr. Carano has served as Vice President of the Company and Co-General Manager of the Eldorado since 1993 and has been Secretary of the Company since June 1996. From 1986 to 1993, Mr. Carano served as the Eldorado's Director of Gaming. Prior to joining the Eldorado, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss. Mr. Carano studied business management and hotel administration at Utah State University and the University of Nevada, Las Vegas.

GREGG R. CARANO. Mr. Carano returned to the Eldorado in 1994 as Vice President of the Company and the Co-General Manager after serving as General Manager of Circus Circus-Reno from 1993 to 1994. From 1985 to 1993, Mr. Carano served as Director of Food and Beverage at the Eldorado. Mr. Carano holds a Bachelor of Science Degree in Hotel/Restaurant Management from Florida International University and an Associates Degree in Occupational Studies in Culinary Arts from the Culinary Institute of America.

GARY L. CARANO. Mr. Carano is the General Manager of the Silver Legacy. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelors Degree in Business Administration from the University of Nevada, Reno.

RAYMOND J. PONCIA, JR. Mr. Poncia has had an ownership interest in the Eldorado since 1973 and has been involved in the gaming industry since 1968. He has been involved with the Eldorado in the areas of development, architectural and interior design, construction financing and business planning. Mr. Poncia received his architectural degree from Case-Reserve University and has been a licensed architect in private practice since 1960.

LESLIE STONE ABRAHAM. Ms. Abraham has been a Board Member since 1996. Since December 1996 she has been a Managing Director of Wasserstein Perella & Co. Inc., where she has been a director since 1995. Prior thereto, Ms. Abraham was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Abraham received a M.B.A. and a B.S. from U.C.L.A.

ROBERT B. MACKAY. Mr. MacKay has been the Director of Administration of the Eldorado since 1989. From 1985 to 1989, Mr. MacKay served as the Eldorado's Treasurer. He also has held the positions of Director of Finance and Controller of the Eldorado. Mr. MacKay is a Certified Public Accountant and is a graduate of the University of Nevada, Reno with a degree in Accounting.

ROBERT B. MOUCHOU. Mr. Mouchou has been the Director of Gaming of the Eldorado since 1993. Mr. Mouchou joined the Eldorado in 1979 and has held a variety of positions, including Games Manager, Assistant Slot Manager, Casino Analyst, Assistant Controller and Audit Supervisor.

RICK W. MURDOCK. Mr. Murdock has been the Director of Sales since 1985 and the Director of Sales and Casino Marketing of the Eldorado since 1995. He began his career at the Eldorado in 1981 and has since held various positions, including Director of Sales, National Sales Manager and Assistant Hotel Manager.

CINDY L. CARANO. Ms. Carano has been the Director of Hotel and Retail Operations of the Eldorado since 1994. Ms. Carano joined the Eldorado's management team in 1985 as a reservation supervisor and served as Hotel Manager before becoming the Director of Hotel and Retail Operations. Ms. Carano holds a Bachelor of Science degree from the University of Nevada, Las Vegas School of Hotel Administration.

RHONDA B. CARANO. Mrs. Carano has been the Director of Advertising and Public Relations of the Eldorado since 1978. Mrs. Carano previously worked as a management trainee at the Eldorado from 1976 to 1978 where she learned the hotel/casino business. Mrs. Carano is the Vice President of the Ferrari Carano Winery. She received a Bachelor of Science degree from the University of Nevada, Reno

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLES

     The following table sets forth all compensation paid by the Predecessor Partnership during 1995 and from January 1, 1996 through June 30, 1996, and by Resorts from July 1, 1996 through December 31, 1996, to Resorts' officers named below (the "Named Officers").

                                                             ANNUAL                  LONG-TERM
                                                         COMPENSATION(1)           COMPENSATION
                                                     -----------------------       ------------
                                                                                    NUMBER OF
                                                                                   APPRECIATION
                                                                                      RIGHTS            ALL OTHER
NAME AND PRINCIPAL POSITION                           SALARY          BONUS          GRANTED          COMPENSATION
---------------------------                          --------        -------       ------------       ------------
Donald Carano...........................   1996      $550,000        $     0               0            $2,564(2)
  Board Member and Chief Executive         1995       450,000         50,000               0             1,501
  Officer of Resorts

Robert Jones............................   1996       270,000         24,000               0             3,344(3)
  Chief Financial Officer of               1995       255,000         30,000          75,000             2,807
  Resorts

Gene Carano.............................   1996       300,000         48,000               0             3,235(4)
  Vice President of Resorts and            1995       300,000         72,000         100,000             3,080
  Co-General Manager of the Eldorado

Gregg Carano............................   1996       300,000         48,000               0             3,344(5)
  Vice President of Resorts and            1995       300,000         72,000         100,000             3,276
  Co-General Manager of the Eldorado

Rhonda Carano...........................   1996       225,000         36,000               0             1,151(6)
  Director of Advertising and Public       1995       225,000         36,000               0             1,267
  Relations

-----------------
(1) Historically, the salaries of the Named Officers were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. Certain of such Named Officers also perform services for Recreational Enterprises, Inc. unrelated to the business of the Company for which they receive salaries from Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such Named Officers and certain other key employees have become payroll obligations of the Company. The Company has been informed by Recreational Enterprises, Inc. that the salaries and bonuses (including deferred compensation) shown for periods prior to July 1, 1996 are attributable to services provided by the Named Officers to the Company.

(2) Includes contributions to the Company's 401(k) Plan (as defined herein) of $2,250, payment of term life insurance premiums of $132 and payment of health insurance premiums of $182.

(3) Includes contributions to the Company's 401(k) Plan of $2,250, payment of term life insurance premiums of $132 and payment of health insurance premiums of $962.

(4) Includes contributions to the Company's 401(k) Plan of $2,141, payment of term life insurance premiums of $132 and payment of health insurance premiums of $962.

(5) Includes contributions to the Company's 401(k) Plan of $2,250, payment of term life insurance premiums of $132 and payment of health insurance premiums of $962.

(6) Includes contributions to the Company's 401(k) Plan of $837, payment of term life insurance premiums of $132 and payment of health insurance premiums of $182.

AGGREGATED PERFORMANCE AND APPRECIATION RIGHTS

     The Company did not grant any appreciation rights to the Named Officers in 1996. Nor did any of the Named Officers exercise any appreciation rights during 1996. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 1996.

                                  NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                               APPRECIATION RIGHTS AS OF             APPRECIATION RIGHTS
                                   DECEMBER 31, 1996                AS OF DECEMBER 31, 1996
                             ------------------------------      ------------------------------
     NAME                    EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
     ----                    -----------      -------------      -----------      -------------
     Donald Carano........        -                 -                -                  -
     Robert Jones.........      18,750            56,250            $0                 $0
     Gene Carano..........      25,000            75,000             0                  0
     Gregg Carano ........      25,000            75,000             0                  0
     Rhonda Carano .......        -                 -                -                  -

DEFERRED COMPENSATION PLAN

    Effective January 1, 1990, the Company established the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") for the benefit of a select group of management and highly compensated employees. Under the Deferred Compensation Plan, each year the Company makes a contribution to a trust on behalf of each participating employee in an amount determined by the Chief Executive Officer of the Company, Donald Carano, in his sole discretion. Participating employees vest 20% per year in the amount contributed to their respective deferred compensation accounts each year so that they become 100% vested in the amount credited to their respective accounts in any given year five years from the date such amount was contributed. In addition, a participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60. The Chief Executive Officer, however, may in his sole discretion elect to make a distribution to an employee who terminates employment prior to the attainment of age 60. In addition, the Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. The Company has established a trust fund, with Donald Carano as trustee, to hold and invest amounts contributed pursuant to the Deferred Compensation Plan. Under the Deferred Compensation Plan, participating employees have a duty to devote their full time, energy, skill and best efforts to the affairs of the Company.

1995 PERFORMANCE AND APPRECIATION RIGHTS PLAN

    The Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan (the "Rights Plan"), which was adopted effective January 1, 1995, provides certain executives and other key employees of the Company who have substantial responsibility for its management and growth with incentives and rewards. The Rights Plan is administered by a Committee comprised of Donald Carano and two other individuals selected by the members of the Company (the "Rights Committee"). The Rights Committee has sole and complete authority to select eligible employees, to grant performance and appreciation rights up to a maximum of 1,000,000 each in the aggregate, to determine the date on which each performance right or appreciation right will vest and to impose restrictions and conditions on performance and appreciation rights. An employee is eligible to be granted performance and appreciation rights if, on the proposed grant date, such employee is an executive or other key employee of the Company or an affiliate of the Company, as determined by the Rights Committee. An employee's performance rights terminate upon such employee's exercise of any appreciation rights or the termination of such employee's employment with the Company. Upon the termination of an employee's employment with the Company, the employee will be entitled to exercise appreciation rights only to the extent that such rights have vested to such date. No performance or appreciation rights may be granted after June 1, 2000.

    A performance right allows an employee to receive upon exercise compensation equal to a percentage of the total distributions to the members of the Company for the prior fiscal quarter between the date that the right was granted and the date of exercise. An appreciation right allows an employee upon exercise to receive compensation based on the difference between the value of the membership interests of the Company at the date the right was granted and the date of exercise. The combination of one performance right and one appreciation right is intended to represent the economic equivalent of ownership of .00001% of one membership interest in the Company. Performance and appreciation rights do not, however, entitle holders thereof to any rights in or to own or control any membership interests in the Company.

    Performance rights and appreciation rights may not be transferred other than by will or the laws of descent and distribution or to a family trust created solely for the benefit of an employee or such employee's spouse and descendants. Performance rights and appreciation rights may be exercised only by the employee holding such rights (or a legal guardian, legal representative, trustee of a family trust or executor of the estate of a deceased employee). The Rights Committee, however, may in its discretion allow certain other transfers of performance and appreciation rights, such as transfers during the lifetime of an employee to the spouse and children of the employee.

401(k) RETIREMENT SAVINGS PLAN

    The Company maintains a savings plan (the "401(k) Plan") qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Generally, all employees of the Company in the United States who are 21 years of age or older, who have completed six months and 1,000 hours of service and who are not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. Employees who elect to participate in the 401(k) Plan may defer up to 15% but not less than 1% of their annual compensation, subject to statutory and certain other limits. The Company makes matching contributions of 25% of the employees' contributions, up to a maximum of 1.5% of the employees' annual compensation and subject to certain other limitations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company will pay to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. The Management Agreement will be in effect for three years from the date thereof and will be automatically renewed for additional three year terms until terminated by one of the parties. In 1996, the management fees paid by the Company or the Predecessor Partnership to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (including payments pursuant to the Management Agreement) aggregated $2,528,957 and $415,409, respectively. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

    The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent in 1996 totaled $646,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

    In addition, the Company leases certain real property from G & G Associates, a general partnership of which Gary Carano is a general partner. Lease payments in 1996 totaled approximately $21,000. In the opinion of the Company's management, the terms of this lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

    Donald Carano has been an attorney with the firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP ("McDonald Carano") since 1961. Mr. Carano maintains an "of counsel" relationship with McDonald Carano, but is not involved in the active practice of law or in the representation of the Company or any of its affiliates as an attorney. Donald Carano receives no compensation from McDonald Carano. The Company currently retains McDonald Carano in connection with a variety of legal matters. In the opinion of the Company's management, the fees paid to McDonald Carano are at least as favorable to the Company as could be obtained from any other law firm for comparable services.

    Donald Carano and Recreational Enterprises, Inc., which is owned by members of the Carano family, collectively own a 50% equity interest in the Pioneer Inn Hotel Casino, a small hotel/casino located in downtown Reno.

    The Company pays insurance premiums for and from time to time leases an aircraft owned by Recreational Enterprises, Inc. and a yacht owned by Hotel Casino Realty Investments, Inc. for use in operating the Company's business. In 1996, (i) insurance premiums and lease payments for the aircraft totaled approximately $168,000, and (ii) insurance premiums and lease payments for the yacht totaled approximately $126,000. In the opinion of the Company's management, each of these premiums and lease payments is at least as favorable to the Company as could have been obtained from an unaffiliated third party.

    The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 1996 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following chart illustrates the ownership of the Company and the Silver Legacy Joint Venture. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Capital is a wholly-owned subsidiary of the Company.

                               [ CHART ]

    The following table sets forth certain information regarding the beneficial ownership of Resorts' outstanding membership interests by (i) each person known by the Company to be a beneficial owner of 5% or more of the outstanding membership interests, (ii) each Board Member, (iii) each of the Named Officers and (iv) all Board Members and executive officers of Resorts as a group.

                                                           Membership
     Name and Address of Beneficial Owner                  Interest %
     ------------------------------------                  ----------
     Donald L. Carano(1)(2) .........................        63.0%
     Recreational Enterprises, Inc.(3)...............        55.0%
     Raymond J. Poncia, Jr.(4)(5)....................        32.0%
     Hotel Casino Management, Inc.(5)(6).............        29.0%
     Hotel Casino Realty Investments, Inc.(7)........         6.0%
     Gene R. Carano(2)(8) ...........................         5.9%
     Gregg R. Carano(2)(8)...........................         5.9%
     Gary L. Carano(2)(8)............................         5.9%
     Cindy L. Carano(2)(8)...........................         5.9%
     Glenn T. Carano(2)(8)...........................         5.9%
     Ludwig J. Corrao(9).............................         5.0%
     Robert M. Jones(2)..............................          --
     All Board Members and executive officers
       as a group....................................        95.0%

-----------
(1) Includes 5.0% owned by Mr. Carano individually, 55.0% owned by Recreational Enterprises, Inc., which is owned by members of the Carano family, and 3.0% beneficially owned by Mr. Carano through Recreational Enterprises, Inc.'s 50.0% ownership of Hotel Casino Realty Investments, Inc.

(2) The address of Donald L. Carano, Gene R. Carano, Gregg R. Carano, Cindy
L. Carano and Robert M. Jones is c/o Eldorado Resorts LLC, P.O. Box 3399, Reno, Nevada 89505. The address of Gary L. Carano and Glenn T. Carano is c/o Silver Legacy Resort Casino, 407 N. Virginia Street, Reno, Nevada 89501.

(3) Recreational Enterprises, Inc. is beneficially owned by the following members of the Carano family in the following percentages: Donald L. Carano-49.5%; Gene R. Carano-10.1%; Gregg R. Carano-10.1%; Gary L. Carano-10.1%; Cindy L. Carano-10.1% and Glenn T. Carano-10.1%. Gary holds 7.185% of his interest in Recreational Enterprises, Inc. through various trusts. Gene, Gregg, Cindy and Glenn each hold all of their respective interests in Recreational Enterprises, Inc. through various trusts. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.

(4) Includes 29.0% owned by Hotel Casino Management, Inc., which is owned by members of the Poncia family, and 3.0% beneficially owned by Mr. Poncia through Hotel Casino Management, Inc.'s 50.0% ownership of Hotel Casino Realty Investments, Inc.

(5) The address of Raymond J. Poncia, Jr. and Hotel Casino Management, Inc. is P.O. Box 429, Verdi, Nevada 89439.

(6) Hotel Casino Management, Inc. is beneficially owned by the following members of the Poncia family in the following percentages: Raymond J. Poncia, Jr.-49.712%; Cathy L. Poncia-Vigen-12.572%; Linda R. Poncia-12.572%; Michele
L. Poncia-12.572% and Tammy R. Poncia-12.572%. Cathy, Linda, Michele and Tammy each hold all of their respective interests in Hotel Casino Management, Inc. through various trusts.

(7) Recreational Enterprises, Inc. and Hotel Casino Management, Inc. each own 50% of the outstanding shares of capital stock of Hotel Casino Realty Investments, Inc. The address of Hotel Casino Realty Investments, Inc. is P.O. Box 429, Verdi, Nevada 89439.

(8) All of such membership interest is beneficially owned through such individual's 10.1% ownership of Recreational Enterprises, Inc.

(9) The address of Ludwig J. Corrao is P.O. Box 12907, Reno, Nevada 89510.

ITEM 13.  CERTAIN TRANSACTIONS

    Resorts' 77%-owned subsidiary, ELLC, holds a 50% interest, along with Circus Sub, in the Silver Legacy Joint Venture, which owns and operates the Silver Legacy. In connection with entering into the Silver Legacy Joint Venture, Resorts loaned $23.0 million to ELLC, and ELLC contributed the $23.0 million to the Silver Legacy Joint Venture as a portion of its equity investment. Resorts intends to enter into an agreement with ELLC and the other members of ELLC pursuant to which Resorts will contribute to the capital of ELLC all or a substantial portion of the ELLC Note and will assume certain other obligations of the other ELLC members in exchange for an increased equity interest in ELLC. Following these transactions, Resorts anticipates that its ownership interest in ELLC will increase from 77% to in excess of 90%.

    A reference is made to the information which appears under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report, which information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   (a)(1) Financial Statements

          Included in Part II of this Report:

          Consolidated Balance Sheet at December 31, 1996 and
          December 31, 1995

          Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and 1994

          Consolidated Statements of Member Equity for the Years Ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

   (a)(2) Financial Statement  Schedules

          Schedule I - Condensed Financial Information of Registrants

          Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this Report.

   (a)(3) Exhibits:

          The following exhibits are filed as part of this Report or Incorporated herein by reference:

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
-------             ----------------------
2.1 Eldorado Resorts LLC Articles of Merger. (Incorporated by reference to Exhibit 2.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

2.2 Agreement and Plan of Merger dated as of June 28, 1996 by and between Eldorado Hotel Associates Limited Partnership and Eldorado Resorts LLC. (Incorporated by reference to Exhibit 2.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

3.1 Articles of Organization of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

3.2 Articles of Incorporation of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

3.3 Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 by and among Recreational Enterprises, Inc., Hotel-Casino Management, Inc., Hotel Casino Realty Investments, Inc., Donald L. Carano and Ludwig J. Corrao. (Incorporated by reference to Exhibit
         3.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

3.4      Bylaws of Eldorado Capital Corp.  (Incorporated by reference to
         Exhibit 3.4 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.1 Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.2 Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.3 Amended and Restated Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and Savings Association, as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.1 Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit
         10.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-1811)

10.2 Environmental Indemnity entered into as of May 30, 1995 by Circus Circus Enterprises, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.3 Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and
         Hotel-Casino Management, Inc.  (Incorporated by reference to
         Exhibit 10.3 to the  Registrants' Form S-4 Registration Statement
         - Securities and Exchange Commission File No. 333-11811)

10.4 Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement
          - Securities and Exchange Commission File No. 333-11811)

10.5 Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to
         Exhibit 10.5 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.1   Lease dated July 21, 1972 by and between C. S. & Y. Associates and
         Eldorado Hotel Associates.   (Incorporated by reference to Exhibit
         10.6.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.2 Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4
         Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.3 Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4
         Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.4 Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4
         Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.5   Third Amendment to Lease dated December 24, 1987 by and between C.
         S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4
         Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.7* Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.8* Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.9* Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

21 List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

27       Financial Data Schedule

------------------
* Constitutes a management contract or compensatory plan or arrangement

         (b) Reports on Form 8-K

             During the fourth quarter of 1996, the Registrants filed no Current Report on Form 8-K.

         (c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in Item 14 (a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this Report.

         (d) See Item 14 (a)(2) of this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                       ELDORADO RESORTS LLC

Date:  March 28, 1997                  By:/s/ DONALD L. CARANO
                                          ---------------------------------
                                          Donald L. Carano
                                          CHIEF EXECUTIVE OFFICER, PRESIDENT
                                          AND PRESIDING MANAGER

                                       ELDORADO CAPITAL CORP.

Date:  March 28, 1997                  By: /s/ DONALD L. CARANO
                                          ---------------------------------
                                          Donald L. Carano
                                          PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                          DATE
            ---------                                 -----                          ----

/s/ DONALD L. CARANO
---------------------------------       Chief Executive Officer, President      March 28, 1997
Donald L. Carano                        and Presiding Manager of the Board
                                        of Managers of Eldorado Resorts
                                        LLC (Principal Executive Officer)
                                        and President (Principal Executive
                                        Officer) and Director of Eldorado
                                        Capital Corp.


/s/ ROBERT M. JONES
---------------------------------       Chief Financial Officer of              March 28, 1997
Robert M. Jones                         Eldorado Resorts LLC (Principal
                                        Financial and Accounting Officer)


            SIGNATURE                                 TITLE                          DATE
            ---------                                 -----                          ----

/s/ GENE R. CARANO
---------------------------------       Treasurer of Eldorado Capital           March 28, 1997
Gene R. Carano                          Corp. (Principal Financial and
                                        Accounting Officer)

/s/ RAYMOND J. PONCIA, JR.
---------------------------------       Member of the Board of Managers         March 28, 1997
Raymond J. Poncia, Jr.                  of Eldorado Resorts LLC--
                                        appointed by Hotel Casino
                                        Management, Inc. as it corporate
                                        representative and Director of
                                        Eldorado Capital Corp.

/s/ GARY L. CARANO
---------------------------------       Member of the Board of Managers         March 28, 1997
Gary L. Carano                          of Eldorado Resorts LLC--
                                        appointed by Recreational
                                        Enterprises, Inc. as its corporate
                                        representative

/s/ GREGG R. CARANO
---------------------------------       Director of Eldorado Capital Corp.      March 28, 1997
Gregg R. Carano

/s/ LESLIE S. ABRAHAM
---------------------------------       Member of the Board of Managers         March 28, 1997
Leslie S. Abraham                       of Eldorado Resorts LLC


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     PAGE
Report of Independent Public Accountants.............................  41

Consolidated Balance Sheets..........................................  42

Consolidated Statements of Income....................................  43

Consolidated Statements of Members' Equity...........................  44

Consolidated Statements of Cash Flows................................  45

Notes to Consolidated Financial Statements...........................  47

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Eldorado Resorts, LLC:

     We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS, LLC, (a Nevada limited liability company), (the "Company"), as of December 31, 1995 and 1996, and the related consolidated statements of income, members' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Resorts, LLC as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 4, 1997

                            ELDORADO RESORTS LLC

                        CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS)


                                                              DECEMBER 31,
                                                          -------------------
                                                            1995       1996
                                                          --------   --------
                                 A S S E T S
                                 -----------
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $  6,122   $  5,785
   Accounts receivable, net............................      3,949      3,986
   Inventories ........................................      1,992      2,471
   Prepaid expenses....................................      1,528      1,259
                                                          --------   --------
     Total current assets..............................     13,591     13,501

NOTE RECEIVABLE........................................         --        692

INVESTMENT IN JOINT VENTURE............................     44,644     46,402

PROPERTY AND EQUIPMENT, net............................    147,281    159,981

OTHER ASSETS, net......................................    10,076      13,717
                                                          --------   --------
     Total assets......................................   $215,592   $234,293
                                                          --------   --------
                                                          --------   --------

         L I A B I L I T I E S   A N D   M E M B E R S'   E Q U I T Y
         ------------------------------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt...................   $ 13,674   $    782
   Current portion of capital lease obligations........        520        654
   Accounts payable....................................      3,279      3,748
   Construction and retention payables.................      1,361      1,881
   Accrued and other liabilities ......................      7,570     10,212
   Due to members and affiliates.......................        329         93
                                                          --------   --------
      Total current liabilities........................     26,733     17,370

LONG-TERM DEBT, less current portion ..................    107,477    124,833

CAPITAL LEASE OBLIGATIONS, less current portion........      1,959      2,234

OTHER LIABILITIES......................................         --        762
                                                          --------   --------
      Total liabilities................................    136,169    145,199
                                                          --------   --------

MINORITY INTEREST......................................      4,655      5,063

COMMITMENTS AND CONTINGENCIES (Note 14)................

MEMBERS' EQUITY........................................     74,768     84,031
                                                          --------   --------
      Total liabilities and members' equity............   $215,592   $234,293
                                                          --------   --------
                                                          --------   --------


The accompanying notes are an integral part of these consolidated statements.

                            ELDORADO RESORTS LLC

                     CONSOLIDATED STATEMENTS OF INCOME
                           (DOLLARS IN THOUSANDS)


                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                        1994       1995       1996
                                      --------   --------   --------
OPERATING REVENUES:
   Casino .........................   $ 97,809   $106,737   $104,608
   Food and beverage...............     31,718     33,780     34,483
   Hotel...........................     16,837     17,200     16,784
   Equity in net income (loss) of
    unconsolidated affiliate.......         --     (3,208)     1,758
   Other...........................      4,316      4,908      7,120
                                      --------   --------   --------
                                       150,680    159,417    164,753
   Less-promotional allowances.....    (12,482)   (13,895)   (14,102)
                                      --------   --------   --------
   Net revenues....................    138,198    145,522    150,651
                                      --------   --------   --------

OPERATING EXPENSES:
   Casino..........................     37,554     42,692     44,557
   Food and beverage...............     23,006     26,363     26,225
   Hotel...........................      6,554      7,536      7,219
   Other...........................      2,361      2,043      3,246
   Selling, general and
     administrative................     23,732     24,047     26,293
   Management fees.................      3,777      4,288      2,944
   Depreciation....................      7,325      8,166     10,361
   Abandonment loss................         --      1,862         --
                                      --------   --------   --------
   Total operating expenses........    104,309    116,997    120,845
                                      --------   --------   --------
OPERATING INCOME...................     33,889     28,525     29,806

INTEREST EXPENSE, net..............     (3,254)    (5,336)   (10,935)
                                      --------   --------   --------

NET INCOME BEFORE MINORITY
 INTEREST..........................     30,635     23,189     18,871

MINORITY INTEREST IN NET
 (INCOME) LOSS OF UNCONSOLIDATED
 AFFILIATE.........................         --        745       (408)
                                      --------   --------   --------
NET INCOME.........................   $ 30,635   $ 23,934   $ 18,463
                                      --------   --------   --------
                                      --------   --------   --------

 The accompanying notes are an integral part of these consolidated statements.

                            ELDORADO RESORTS LLC

                    CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                              (DOLLARS IN THOUSANDS)


BALANCE, December 31, 1993......................................     57,799
                                                                   --------
    Distributions...............................................    (18,800)
    Net income..................................................     30,635
                                                                   --------

BALANCE, December 31, 1994......................................     69,634
                                                                   --------
    Distributions...............................................    (18,800)
    Net income..................................................     23,934
                                                                   --------

BALANCE, December 31, 1995......................................     74,768
                                                                   --------
    Distributions...............................................     (9,200)
    Net income..................................................     18,463
                                                                   --------

BALANCE, December 31, 1996......................................    $84,031
                                                                   --------
                                                                   --------

 The accompanying notes are an integral part of these consolidated statements.

                            ELDORADO RESORTS LLC

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1994       1995       1996
                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................  $ 30,635   $ 23,934   $ 18,463
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation...........................     7,325      8,166     10,361
     Equity in net (income) loss of
       unconsolidated affiliate.............        --      3,208     (1,758)
     Minority interest in net income
       (loss) of unconsolidated affiliate...        --       (745)       408

   (Gain)loss on sale of property and
     equipment..............................       147      1,761       (450)
   (Increase) Decrease in-
   Accounts receivable, net.................      (640)    (1,287)       (38)
   Notes receivable.........................        --         --         90
   Inventories..............................       200       (783)      (479)
   Prepaid expenses.........................       (89)      (402)       269
   Other assets, net........................     1,399        140        178
   (Decrease) Increase in-
    Accounts payable, retention payable,
      accrued and other liabilities and
      due to members and affiliates.........      (191)     2,353      4,157
                                              --------   --------   --------
   Net cash provided by operating
     activities.............................    38,786     36,345     31,201
                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment......   (12,053)   (57,451)   (24,981)
   Investment in joint venture..............   (25,014)    (5,623)        --
   Proceeds from sale of property
     and equipment..........................        22        283      2,645
                                              --------   --------   --------
   Net cash used in investing activities....   (37,045)   (62,791)   (22,336)
                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term and other debt...    94,892     53,000    142,072
   Principal payments on long-term and
     other debt ............................   (77,297)   (10,892)  (138,255)
   Bond offering costs......................        --         --     (3,819)
   Contributions by minority interest
     member.................................        --      3,900         --
   Distributions............................   (18,800)   (18,800)    (9,200)
                                              --------   --------   --------
Net cash (used in) provided by financing
  activities................................  $ (1,205)  $ 27,208   $ (9,202)
                                              --------   --------   --------


 The accompanying notes are an integral part of these consolidated statements.

                            ELDORADO RESORTS LLC

                           (DOLLARS IN THOUSANDS)


                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1994       1995       1996
                                              --------   --------   --------
(DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS.............................     $   536    $   762    $  (337)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................       4,824      5,360      6,122
                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF
   YEAR...................................     $ 5,360    $ 6,122    $ 5,785
                                              --------   --------   --------
                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

    Cash paid during year for interest,
     net of amounts capitalized..........      $ 4,959    $ 6,639    $ 7,182
                                              --------   --------   --------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During the year ended December 31, 1994, the Company contributed land totalling $17,215,000 ($325,000 of which was included in Other assets) to a joint venture (See Note 8).

   During the year ended December 31, 1994, the minority interest member contributed land valued at $1,500,000 to Eldorado Limited Liability Company (See Notes 1 and 8).

   During the year ended December 31, 1995, the Company entered into capital lease obligations totalling $2,458,000 for slot machines and other equipment (See Note 14).

   During the year ended December 31, 1996, the Company entered into capital lease obligations totalling $1,056,000 for slot machines and other equipment (See Note 14).

   During the year ended December 31, 1996, the Company accepted a $782,000 note receivable in partial payment for the sale of land (See Note 4).


The accompanying notes are an integral part of these consolidated statements.

                            ELDORADO RESORTS LLC

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/OPERATIONS

   The consolidated financial statements include the accounts of Eldorado Resorts, LLC, ("Resorts") a Nevada limited liability company, Eldorado Capital Corp., ("Capital") a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company owns and operates the Eldorado Hotel & Casino, a 817-room hotel casino in downtown Reno, Nevada. ELLC owns a 50% interest in a joint venture that owns the Silver Legacy Resort Casino, a 1,711 room hotel that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

   ELLC was organized as a Nevada limited-liability company on March 1, 1994. During 1994, the Predecessor Partnership contributed land and received an initial 88.75% interest in ELLC. During 1995, the Predecessor Partnership's interest was reduced to 76.76% as a result of other members' contributions.

   Resorts was formed on July 1, 1996, to be the successor to the Predecessor Partnership pursuant to an exchange of all the then currently outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts. Eldorado Capital Corp. was incorporated with the sole purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 (the "Notes") in order to facilitate the offering thereof.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

   INVENTORIES

   Inventories are stated at the lower of cost, using a first-in, first-out basis, or market value.

   PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

   CAPITALIZATION OF INTEREST

   The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. This includes interest capitalized on the Company's investment in the Silver Legacy Resort Casino. Interest capitalized during the fiscal years ended December 31, 1994, 1995 and 1996 was approximately $2,140,0000, $2,742,000 and $365,000, respectively.

   INVESTMENT IN THE SILVER LEGACY RESORT CASINO

   ELLC accounts for its 50% joint venture interest in the Silver Legacy Joint Venture (as defined herein) under the equity method of accounting.

   CASINO REVENUE AND PROMOTIONAL ALLOWANCES

   In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenue and then deducted as promotional allowances. The cost of providing such complimentary services is charged to operating expenses in the casino department. Such estimated costs of providing complimentary services are as follows (in thousands):


                                  For the years ended
                                      December 31,
                                 ----------------------
                                  1994    1995    1996
                                 ------  ------  ------
Food and beverage .............. $6,996  $7,716  $ 7,695
Hotel...........................    789   1,222    1,474
Other...........................  1,018   1,033    1,098
                                 ------  ------  -------
                                 $8,803  $9,971  $10,267
                                 ------  ------  -------
                                 ------  ------  -------

   ADVERTISING

   Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $3,461,937, $2,580,849 and $3,192,319 for the years ended December 31, 1994, 1995 and 1996, respectively.

   MEMBERS' EQUITY

   Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

   FEDERAL INCOME TAXES

   The Predecessor Partnership was not subject to income taxes; therefore, no provision for income taxes was made as the partners included their respective shares of partnership income in their income tax returns. As a limited-liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of the Resorts' taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

   The Operating Agreement of Eldorado Resorts LLC dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined federal, state and local income tax rate applicable to individuals for that year.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of the Company's financial instruments approximates their recorded value at December 31, 1995 and 1996. The fair value of long term debt is based on the present value of expected future cash flows discounted by the Company's estimated incremental borrowing rate.

   RECLASSIFICATIONS

   Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year presentation.

2. OPERATING AGREEMENT OF RESORTS

   The rights and obligations of the equityholders of Resorts (the "Members") are governed by the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996, as amended (the "Operating Agreement"), entered into in connection with the Reorganization. In accordance with the Reorganization, all assets and liabilities of the Predecessor Partnership became the assets and liabilities of Resorts. Each Member's interest in Resorts is equal to the percentage of capital contributed by that Member, in accordance with the ownership percentages previously held in the Predecessor Partnership. The Operating Agreement provides that no officer or member of the Board of Managers ("Board Member") of Resorts will be liable to Resorts, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of Resorts, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or knowing violations of the law. Resorts will dissolve upon the earliest to occur of: (a) December 31, 2030, (b) the sale or disposition of all or substantially all of the assets in Resorts, (c) the written consent of Members holding more than a 75% voting interest in Resorts or (d) any event that, pursuant to the Operating Agreement, terminates a Member's interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the Operating Agreement, of the remaining Members agree to continue Resorts.

3. ACCOUNTS RECEIVABLE

   Components of accounts receivable, net are as follows (in thousands):

                                   December 31,
                                  --------------
                                   1995    1996
                                  ------  ------
Accounts receivable.............  $4,524  $4,959
Due from members and
  affiliates....................      98     139
                                  ------  ------
                                   4,622   5,098
Allowance for doubtful
  accounts.....................     (673) (1,112)
                                  ------  ------
     Total.....................   $3,949  $3,986
                                  ------  ------
                                  ------  ------

   The provision for bad debt expense is $725,000, $760,000 and $1,320,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

4. NOTE RECEIVABLE

   Notes receivable consists of a partial payment for the sale of land to Galleon, Inc., a 50% interest holder in the Silver Legacy Joint Venture.

5. CERTAIN RISK AND UNCERTAINTIES

   A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results.

6. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):


                                  ESTIMATED            DECEMBER 31,
                                   SERVICE         -------------------
                                    LIFE             1995       1996
                                  ---------        --------   --------
                                   (years)

Land and improvements............        --        $ 14,511   $ 15,751
Buildings and other
   leasehold improvements........     10-33         129,715    142,446
Furniture, fixtures, and
  equipment......................      5-15          52,195     50,985
Property held under capital
  lease (Note 14)................      3-15           5,682      6,765
Construction in progress.........                     1,627      4,503
                                                   --------   --------
                                                    203,730    220,450
Less-Accumulated
  depreciation...................                   (56,449)   (60,469)
                                                   --------   --------
  Property and equipment, net....                  $147,281   $159,981
                                                   --------   --------
                                                   --------   --------

7.  OTHER ASSETS

   Other assets include the following amounts:

                                                  DECEMBER 31,
                                               -----------------
                                                 1995      1996
                                               -------   -------
Land held for development...................   $ 7,955   $ 8,157
Loan acquisition costs......................     1,507     1,859
Bond offering costs.........................        --     3,976
Other.......................................     1,000       527
                                               -------   -------
                                                10,462    14,519
Accumulated amortization loan costs.........      (386)     (644)
Accumulated amortization bond costs.........                (157)
                                               -------   -------
   Total....................................   $10,076   $13,718
                                               -------   -------
                                               -------   -------

8. INVESTMENT IN THE SILVER LEGACY RESORT CASINO

   Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Circus Circus Enterprises, Inc.) entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000), and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Each partner owns a 50% interest in the Silver Legacy Joint Venture. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Galleon, Inc. is entitled to receive a priority allocation of operating income, up to an amount equal to 7.5% of the initial $290,000,000 investment, adjusted for taxes, and reduced for depreciation and principal payments, starting May 1997, as defined in the Joint Venture Agreement.

   During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Predecessor Partnership loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; this note receivable from ELLC is eliminated in consolidation. During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. For the years ended December 31, 1995 and 1996, ELLC's 50% share of the Silver Legacy Joint Ventures' net income (loss) was ($3,208,000) and $1,758,000, respectively. The minority interest member's investment in ELLC was therefore adjusted by ($745,000) and $408,000, its respective share of the income (loss) for the years ended 1995 and 1996.

                                           FOR THE YEARS ENDED
                                       DECEMBER 31,    DECEMBER 31,
                                           1995            1996
                                       ------------    ------------
    Beginning balance................     $42,229         $44,644
    Equity in net income (loss) of
      unconsolidated affiliate.......      (3,208)          1,758
    Contributions....................       3,900              --
    Distributions....................          --              --
    Other (capitalized interest).....       1,723              --
                                       ------------    ------------
    Ending balance...................     $44,644         $46,402
                                       ------------    ------------
                                       ------------    ------------

   Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

                                       DECEMBER 31,    DECEMBER 31,
                                           1995            1996
                                       ------------    ------------

    Current assets...................    $ 16,165        $ 13,976
    Property and equipment, net......     352,837         340,028
    Other assets.....................         958           2,585
                                         --------        --------
       Total assets..................    $369,960        $356,589
                                         --------        --------
                                         --------        --------

    Current liabilities..............    $ 46,163        $ 18,785
    Long-term liabilities............     226,413         236,904
    Partners' equity.................      97,384         100,900
                                         --------        --------
       Total liabilities and
         partners' equity............    $369,960        $356,589
                                         --------        --------
                                         --------        --------

   Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

                                  FOR THE PERIOD OF INCEPTION      YEAR ENDED
                                       (MARCH 1, 1994) TO         DECEMBER 31,
                                        DECEMBER 31, 1995             1996
                                        -----------------         ------------
    Net Revenues.................           $ 66,013                $ 147,121
    Operating Expenses...........            (63,052)                (122,268)
                                            --------                ---------
    Operating Income.............              2,961                   24,853
                                            --------                ---------
    Other (Expense)..............             (9,377)                 (21,337)
                                            --------                ---------
    Net Income (Loss)............           $ (6,416)               $   3,516
                                            --------                ---------
                                            --------                ---------

   The Silver Legacy commenced operations on July 28, 1995.

9. ACCRUED AND OTHER LIABILITIES

   Accrued and other liabilities consist of the following (in thousands):

                                                  DECEMBER 31,
                                               -----------------
                                                1995       1996
                                               ------    -------
    Accrued payroll and benefits.............  $3,386    $ 1,602
    Accrued vacation.........................     740        856
    Accrued medical claims...................   1,068        570
    Progressive slot liability...............     666        629
    Related party rent and management fees...     324         87
    Accrued interest ........................     734      4,446
    Other....................................     652      2,022
                                               ------    -------
                                               $7,570    $10,212
                                               ------    -------
                                               ------    -------

10. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                         DECEMBER 31,
                                                     --------------------
                                                       1995        1996
                                                     --------    --------

   10 1/2% Senior Subordinated Notes;
     semi-annual payments of interest
     only, in arrears on February 15 and
     August 15 of each year, commencing
     on February 15, 1997, maturing
     August 15, 2006.............................          --    $100,000

   Outstanding portion of reducing revolver
     and the revolving credit line due in
     quarterly installments of principal (plus
     interest calculated using either Base
     rate or Eurodollar rate; the Eurodollar
     rate at December 31, 1995 and December 31,
     1996 was 5.63% and 5.56%, respectively, and
     the Base rate at December 31, 1995 and
     December 31, 1996 was 8.5% and 8.25%,
     respectively) due July 31, 2001; secured
     by substantially all real property..........    $118,544    $ 21,000

   Notes payable to a corporation due in
     quarterly principal installments of
     $97,500 and $90,000, respectively,
     (including monthly interest at prime
     plus 2%; the rate at December 31, 1995
     and December 31, 1996 was 10.5% and
     10.25%, respectively) to June 30, 1997
     and July 30, 1999, respectively, when
     principal balance is due; secured by
     real property...............................       2,104       1,550

   Notes Payable, Other .........................         503       3,065
                                                     --------    --------
                                                      121,151     125,615
   Less-Current portion..........................     (13,674)       (782)
                                                     --------    --------
                                                     $107,477    $124,833
                                                     --------    --------
                                                     --------    --------

   Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

                     1997.................... $    782
                     1998....................      476
                     1999....................    1,132
                     2000....................      267
                     2001....................   21,291
                     Thereafter..............  101,667
                                              --------
                                              $125,615
                                              --------
                                              --------

   On July 31, 1996, Resorts and Capital (the "Issuers"), sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are joint and several obligations of the Issuers. The Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997. Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the "1933 Act") with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers ("Registered Notes") with terms identical to the Notes. The exchange of the Notes for the Registered Notes was completed on February 26, 1997.

   The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements.

   The net proceeds of the Offering of approximately $96.5 million were used by the Company to repay a portion of its existing debt. Concurrent with this repayment, the Company amended its $130 million existing bank credit facility, which was scheduled to mature March 25, 2000. The amended credit facility (the "Credit Facility") provides for a senior secured revolving credit facility of $50 million. Borrowings bear interest, at the Company's option, at either (i) the greater of (a) the reference rate publicly announced by Bank of America and (b) the Federal Funds Rate plus .50% plus an applicable percentage or (ii) the Eurodollar rate plus an applicable percentage. The Credit Facility will mature July 31, 2001. As of December 31, 1996, $29.0 million was available under the Credit Facility.

   The Credit Facility is secured by substantially all of the Company's real property. The facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 1996, the Company was in compliance with all loan agreement provisions. Included in other assets at December 31, 1996 are $5.0 million of debt offering costs related to the Indenture and the amendment to the credit facility which are being amortized over the life of the applicable agreements.

11. ABANDONMENT LOSS

   During fiscal year 1995, the Company abandoned certain real property with a net book value of $1,862,000 related to the expansion of the existing casino.

12. EMPLOYEE BENEFIT PLANS

   On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows an employer contribution up to 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(K) of the Internal Revenue Code. The Company's matching contributions were $221,000, $252,000 and $224,000 for the fiscal years ended December 31, 1994, 1995 and 1996, respectively.

13. EXECUTIVE DEFERRED COMPENSATION PLANS

   Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. The Company has established a trust fund to hold and invest amounts elected by the executives to be deferred from their current compensation. As of December 31, 1995 and 1996, the Company has accrued $629,000 and $762,000, respectively, related to this deferred compensation agreement.

   The Company instituted the Eldorado Performance and Appreciation Rights Plan (the "Plan") for the benefit of certain of its key executives and other key employees of the Company and its general partners, effective for the fiscal year commencing January 1, 1995. A person shall be eligible to be granted performance and/or appreciation rights only if on the proposed grant date, such person is an executive or other key employee of the Company or an affiliate of the Company. The performance right allows the key employee the right to receive an amount equal to a percentage of income from the grant date, as defined, through the date of exercise. The appreciation right allows the key employee to receive compensation based upon the difference between the value of the Company, as defined, as of January 1, 1995 (the "Base Rate") and the future value of the Company. One Company Unit (1% of the Company) is equivalent to the combination of 100,000 performance rights and 100,000 appreciation rights. The Base Rate for each appreciation right is $26.66 as of January 1, 1995. The Company value is calculated as a factor of eight (8) times trailing twelve months operating income (adjusted for certain items to approximate EBITDA) less funded indebtedness and adjusted for certain additional items, as defined. The rights are not ownership interests in the Company. As of December 31, 1996, 860,000 appreciation rights have been granted. The maximum amount of performance rights and appreciation rights which may be granted shall not exceed 1,000,000 each.

   The Plan's committee shall determine the date on which each performance right or appreciation right shall vest and become exercisable; as of December 31, 1996, the performance and appreciation rights vest over an eight year period beginning with the year ended December 31, 1995. The Company value as of December 31, 1996, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 1996. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

14. COMMITMENTS AND CONTINGENCIES

   LETTERS OF CREDIT

   The Credit Facility (see Note 10) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 1996 the amount pledged was $1,078,000.

   CAPITAL LEASES

   The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, (in thousands):

                  1997...........................  $  872
                  1998...........................     872
                  1999...........................     847
                  2000...........................     720
                  2001...........................      90
                  Thereafter.....................      --
                                                   ------
                  Minimum lease payments.........   3,401
                  Less-Amounts representing
                    interest.....................    (513)
                                                   ------
                                                   $2,888
                                                   ------
                                                   ------

   OPERATING LEASES

   The Company leases equipment under operating leases. Future minimum payments (expiring from 1997 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1996 (in thousands):

Future Minimum
Lease Payments

                  1997........................... $  616
                  1998...........................    616
                  1999...........................    437
                  2000...........................    427
                  Thereafter.....................     --
                                                  ------
                                                  $2,096
                                                  ------
                                                  ------

   Total rental expense under operating leases was $751,000 for the year ended December 31, 1994, $751,000 for the year ended December 31, 1995 and $1,210,000 for the year ended December 31, 1996. Additional rent for land upon which the Eldorado Hotel Casino resides of $646,000 in 1996 ($642,000 in 1994 and $649,000 in 1995) was paid to a related party based on gross gaming receipts. This rental agreement expires June 30, 2027.

   LEGAL MATTERS

   The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

15. CORPORATE EXPENSES/MANAGEMENT FEES

   Resorts pays management fees to Recreation Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership, but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. In connection with the consummation of the offering of the Notes, Resorts entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues.

16. RELATED PARTIES

   Resorts pays management fees to two of its corporate Members. Such fees, included in general and administration and operating department expenses, were $2,944,000 for December 31, 1996, $4,287,556 for December 31, 1995 and
$3,777,000 for December 31, 1994.

                                EXHIBITS INDEX


EXHIBIT                                                   SEQUENTIALLY
NUMBER               DESCRIPTION OF EXHIBIT               NUMBERED PAGE
-------              ----------------------               -------------
27           Financial Data Schedule                            60