Form 10-Q
period 1997-03-31
ELDORADO RESORTS LLC
filed 1997-05-14
CIK 1022644

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________.

Commission file number 333-11811
                       ---------

                                ELDORADO RESORTS LLC
                                ELDORADO CAPITAL CORP.
             (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

                  NEVADA                                88-0115550
                  NEVADA                                88-0367075
   -------------------------------         ------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                    345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
                    ---------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                   (702) 786-5700
                    ---------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                     NOT APPLICABLE
                    ---------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                     LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----     -----

Number of shares of common stock of Eldorado Capital Corp. outstanding at May 12, 1997: 2,500 shares.

                                 ELDORADO RESORTS LLC
                                ELDORADO CAPITAL CORP.

                                      FORM 10-Q



                                  TABLE OF CONTENTS




                                                                        PAGE NO.
                                                                        --------
PART I.          FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets.......................  2
              Condensed Consolidated Statements of Income.................  4
              Condensed Consolidated Statements of Cash Flows.............  5
              Notes to Condensed Consolidated Financial Statements........  7

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  9


PART II.      OTHER INFORMATION


    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K............................ 12

SIGNATURES................................................................ 13

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                         ELDORADO RESORTS LLC
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands)

                                         March 31,        December 31,
                                           1997              1996
                                       -----------        ------------
                                       (unaudited)
               ASSETS
               ------
Current assets:

    Cash and cash equivalents             $3,288             $5,785
    Accounts receivable, net               4,141              3,986
    Inventory                              2,491              2,471
    Prepaid expenses                       2,023              1,259
                                       -----------        ------------
         Total current assets             11,943             13,501

Note receivable                              647                692

Investment in joint venture               46,178             46,402

Property and equipment, net              164,554            159,981

Other assets, net                         13,574             13,717
                                       -----------        ------------
         Total assets                   $236,896           $234,293
                                       -----------        ------------
                                       -----------        ------------


The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                 March 31,        December 31,
                                                   1997              1996
                                               -----------        ------------
                                               (unaudited)
  LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

    Current portion of  long-term debt            $1,324              $1,436
    Accounts payable                               2,746               3,692
    Construction and retention  payables           2,928               1,937
    Interest payable                               1,331               4,446
    Accrued payroll, taxes and other accruals      6,309               5,859
                                               -----------        ------------
         Total current liabilities                14,638              17,370

Long-term  debt, less current portion            132,531             127,067

Other liabilities                                    797                 762
                                               -----------        ------------
         Total liabilities                       147,966             145,199

Minority interest                                  5,011               5,063

Members' equity                                   83,919              84,031
                                               -----------        ------------
         Total liabilities and members' equity  $236,896            $234,293
                                               -----------        ------------
                                               -----------        ------------


The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands)
                                (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Operating  Revenues:
    Casino                                               $23,184       $22,778
    Food and beverage                                      8,577         8,116
    Hotel                                                  3,786         3,724
    Equity in net (loss) of unconsolidated affiliate        (224)         (484)
    Other                                                  1,626         1,326
                                                         --------      --------
                                                          36,949        35,460
    Less: Promotional allowances                          (3,519)       (3,378)
                                                         --------      --------
         Net revenues                                     33,430        32,082

Operating Expenses:
    Casino                                                10,432        10,209
    Food and beverage                                      6,308         6,100
    Hotel                                                  1,735         1,660
    Other                                                    743           710
    Selling, general and administrative                    6,768         5,639
    Management fees                                          474         1,005
    Depreciation                                           2,811         2,483
                                                         --------      --------
         Total operating expenses                         29,271        27,806
                                                         --------      --------
Operating Income                                           4,159         4,276

Interest Expense, net                                      3,323         2,329
                                                         --------      --------
Net Income Before Minority Interest                          836         1,947

Minority Interest in Net Loss of
     Subsidiary                                               52           113
                                                         --------      --------
Net  Income                                                 $888        $2,060
                                                         --------      --------
                                                         --------      --------


The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $888         $2,060
Adjustments to reconcile net income
to net cash provided by operating
activities:
       Depreciation                                       2,811          2,483
       Equity in net loss of unconsolidated affiliate       224            484
       Minority interest in net (loss) of unconsolidated
           affiliate                                        (52)          (113)
   Changes in assets and liabilities:
       (Increase) Decrease in accounts receivable, net     (155)           319
       Decrease in note receivable                           45             --
       (Increase)  in inventory                             (20)          (251)
       (Increase) in prepaid expenses                      (764)          (323)
       Decrease in other assets                              60             66
(Decrease) Increase in accounts payable, construction
           and retention payable, accrued payroll, taxes
           and other accruals                            (2,585)           391
                                                         --------      --------
     Net cash provided by operating activities              452          5,116
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                      (7,384)        (6,562)
                                                         --------      --------
     Net cash used in investing activities               (7,384)        (6,562)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt                   12,000          7,216
Principal payments on long-term and
   other debt                                            (6,648)        (5,857)
Bond Offering costs                                          83             --
Distributions                                            (1,000)          (200)
                                                         --------      --------


The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         ----------------------
Net cash provided by financing activities                 $4,435        $1,159
                                                         -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                     (2,497)         (287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,785         6,122
                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 3,288         5,835
                                                         -------       -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid during period for interest                  $6,367        $1,846
                                                         -------       -------
                                                         -------       -------


The accompanying notes are an integral part of these condensed consolidated statements.

                                 ELDORADO RESORTS LLC

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    The condensed consolidated financial statements include the accounts of Eldorado Resorts, LLC, ("Resorts") a Nevada limited liability company, Eldorado Capital Corp., ("Capital") a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 1996.

2.  Senior Subordinated Notes

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

3.  Investment in Silver Legacy Resort Casino

    Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Circus Circus Enterprises, Inc.) entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno Nevada, which began operations on July 28, 1995.
During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000), and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Each partner owns a 50% interest in the Silver Legacy Joint Venture. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Galleon, Inc. is entitled to receive a priority allocation of operating income, up to an amount equal to 7.5% of the initial $290,000,000 investment, adjusted for taxes, and reduced for depreciation and principal payments, starting May 1997, as defined in the Joint Venture Agreement.

    During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; this note receivable from ELLC is eliminated in consolidation. During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. Summarized balance sheet and results of operation for Silver Legacy Joint Venture is as follows.

Summarized balance sheet information (in thousands):

                                                  March 31,    December 31,
                                                    1997           1997
                                                ----------------------------
                                                (Unaudited)
Current Assets.................................  $ 16,526        $ 13,976
Property and equipment, net....................   336,219         340,028
Other assets...................................     2,489           2,585
                                                ----------------------------
  Total assets.................................  $355,234        $356,589
                                                ----------------------------
                                                ----------------------------
Current Liabilities............................  $ 18,379        $ 18,785
Long-term liabilities..........................   236,403         236,904
Partners' equity...............................   100,452         100,900
                                                ----------------------------
  Total liabilities and partners' equity.......  $355,234        $356,589
                                                ----------------------------
                                                ----------------------------

Summarized results of operations (in thousands):


                                                Quarter Ended      Quarter Ended
                                                March 31, 1997    March 31, 1996
                                                --------------------------------
                                                   (Unaudited)      (Unaudited)
Net Revenues...................................    $ 34,374           $ 33,773
Operating Expenses.............................     (29,426)           (29,520)
                                                --------------------------------
Operating Income...............................       4,948              4,253
                                                --------------------------------
Other (Expense)................................      (5,397)            (5,220)
                                                --------------------------------
Net (Loss).....................................    $   (449)          $   (967)
                                                --------------------------------
                                                --------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations (Unaudited)

GENERAL.

    Eldorado Resorts LLC (the "Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 77%-owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability company ("ELLC"), owns a 50% joint venture interest, along with a wholly-owned affiliate of Circus Circus Enterprises, Inc. ("Circus Circus"), in the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. The remaining 23% of ELLC is owned by the principal equity holders of Resorts. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1996

NET REVENUES.

    Net revenues for the three month period ended March 31, 1997 were $33.4 million compared to $32.1 million for the same period in 1996, an increase of 4.2%. Net revenues in the first quarter of 1997 include $0.2 million in net loss of unconsolidated affiliate compared to $0.5 million net loss of unconsolidated affiliate for the three months ended March 31, 1996. Despite a flood in Reno and severe weather in January of 1997, which negatively impacted traffic, the Company's net revenues exceeded the results of the prior period as a result of increased casino revenues and the addition of THE BISTRO ROXY restaurant and bar. In addition, there was an influx of visitors in the Reno Market attending the Women's International Bowling Congress ("WIBC") National Championship Bowling Tournament being held from March through July 1997.

    Casino revenues increased by 1.8% to $23.2 million for the three months ended March 31, 1997 compared to $22.8 million for the same period in 1996. The increase in casino revenues was due primarily to an increased hold percentage in table games in the 1997 period.

    Food and beverage revenues were $8.6 million for the three months ended March 31, 1997 compared to $8.1 million during the same period in 1996, an increase of 5.7%. The increase in food and beverage revenues was due primarily to the opening of THE BISTRO ROXY in December of 1996. This increase was partially offset by the closing of THE CABARET in January 1997 to make room for a new showroom, bar and retail area scheduled to open during the second quarter of 1997.

    Hotel revenues increased slightly to $3.8 million during the first quarter of 1997 from $3.7 million in the first quarter of 1996, an increase of 1.7%. Despite a decrease in the Company's hotel occupancy rate for the three months ended March 31, 1997 to approximately 89% from 94% during the same period in 1996, primarily related to the flood and severe weather in January 1997, hotel revenues exceeded the prior period. The increase is a result of an increase in the Company's average daily rate ("ADR") to approximately $52 in the first quarter of 1997 from approximately $49 during the same period in 1996. The increase in ADR was due to the influx of visitors attending the WIBC National Championship Bowling Tournament.

    Other revenues for the first three months of 1997 were $1.6 million compared to $1.3 million for the same period in 1996, an increase of 22.6%. This increase is attributable to added retail space with the opening of SAYS WHO II in December 1996 and revenue from the DANIEL'S MOTOR LODGE. The DANIEL'S MOTOR LODGE, an 82-room motel located adjacent to the Eldorado parking garage, has been owned and operated by the Eldorado since the third quarter of 1996.

    Promotional allowances expressed as a percentage of casino revenues were 15.2% for the first quarter of 1997 compared to 14.8% for the same period in 1996 as a result of greater use of complimentaries to all levels of casino patrons.

OPERATING EXPENSES.

    The Company's operating expenses increased by 5.3% to $29.3 million for the three months ended March 31, 1997 from $27.8 million during the same period in 1996. This increase is primarily attributable to increased expenses in the casino, food and beverage departments, depreciation and an increase in selling, general and administrative expenses.

    Casino expenses increased by 2.2% to $10.4 million for the three months ended March 31, 1997 from $10.2 million during the same period in 1996. The increase was due to the cost of servicing the larger casino floor with the opening of the mezzanine casino in March 1996, and an Eldorado sportsbook at the Silver Legacy in July 1996, in addition to increased promotional expense related to the WIBC bowling tournament.

    Food and beverage expenses increased 3.4% to $6.3 million in the first quarter of 1997 from $6.1 million during the same period in 1996. The increase in food and beverage expenses was due primarily to the addition of THE BISTRO ROXY in the fourth quarter of 1996. The increase was partially offset by the closing of THE CABARET in January 1997.

    Hotel expenses in the first quarter of 1997 and 1996 were comparable at $1.7 million. Despite a decrease in hotel occupancy, expenses were comparable primarily due to a slight increase in marketing expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

    Selling, general and administrative expenses and management fees increased by 9.0% for the three months ended March 31, 1997 to $7.2 million from $6.6 million during the same period in 1996. The increase was due in part to increased property maintenance expenditures as a result of expanded facilities and an accrual for mid-year employee bonuses, which was not incurred in the corresponding period of the previous year. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc., Resorts' controlling member. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company. These obligations are included within selling, general and administrative expenses.


DEPRECIATION.

    Depreciation for the first three months of 1997 was $2.8 million compared to $2.5 million for the first quarter of 1996, an increase of 13.2%. The increase was attributable to the depreciation of assets that were not in service in the prior period. These assets include the mezzanine casino, THE BISTRO ROXY and the DANIEL'S MOTOR LODGE.

INTEREST EXPENSE, NET.

    Interest expense, net of capitalized interest and interest income in the first three months of 1997 and 1996 was $3.3 million and $2.3 million, respectively, an increase of 42.7%. Interest expense increased as a result of an increase in the average outstanding borrowings in the first three months of 1997, as compared to the same period in 1996, and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1996 and 1997. The Company's increase in cost of capital is due to the issuance in July 1996 of $100 million principal amount of 10 1/2% Notes, due 2006 (the "10 1/2%

Notes"), the net proceeds of which were used to repay approximately
$96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of March 31, 1996 bore interest at an approximate average quarterly rate of 7.3%. The Company capitalized interest of $0.1 million for the first three months of 1997 and 1996 related to construction costs.

NET INCOME.

    As a result of the factors described above, net income for the three months ended March 31,1997, declined by 56.9% to $0.9 million compared to $2.1 million during the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES.

    The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance on July 31,1996 of the 10 1/2 % Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization for the three months ended March 31, 1997 and 1996, as adjusted to exclude equity in net (loss) of unconsolidated affiliate, remained constant at $7.2 million. Cash flow from operations for the three months ended March 31, 1997 and 1996 were $0.5 million and $5.1 million, respectively. The decrease is primarily related to the February 1997 semi-annual interest payment on the 10 1/2 % Notes.

    At March 31,1997 the Company had $3.3 million of cash and cash equivalents and $23.2 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering (as amended, the "Credit Facility "). The Credit Facility provides for a senior secured revolving credit facility of $50 million. As of March 31, 1997, the Company had $100.0 million in aggregate principal amount of 10 1/2% Notes outstanding, $26.8 million outstanding under the Credit Facility and $5.7 million of other long term debt (net of current portion).

    The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members' an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined federal, state and local income tax rate applicable to individuals for that year. For the three months ended March 31, 1997, Resorts made distributions to its members of $1.0 million compared with distributions of $0.2 million during the same period in 1996.

    During the three months ended March 31, 1997, the Company's principal uses of funds were capital expenditures related to a new full-service health spa ($0.2 million) and progress payments for construction of a 580-seat showroom ($5.9 million). Total capital expenditures for the three months ended March 31, 1997 were $7.4 million.

    The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include approximately $7.5 million for completion of a 580-seat showroom, a casino and hotel refurbishment and a full-service health spa. These expansion projects are anticipated to be completed during 1997 and the first half of 1998.

PART II.         OTHER INFORMATION


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                (a)  EXHIBITS
                     THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT.

                     EXHIBIT NUMBER           DESCRIPTION
                     --------------           -----------
                          27                  FINANCIAL DATA SCHEDULE
                                              FOR THE THREE MONTHS ENDED
                                              MARCH 31, 1997

                (b)    REPORTS ON FORM 8-K

                       NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD
                          COVERED BY THIS REPORT.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        ELDORADO RESORTS LLC


Date:  May 12, 1997            By:  /s/ Donald L. Carano
                                    ------------------------------------
                                      Donald L. Carano
                                      Chief Executive Officer, President and
                                      Presiding Manager



Date:  May 12, 1997            By:  /s/ Robert M. Jones
                                    ------------------------------------
                                      Robert M. Jones
                                      Chief Financial Officer of
                                      Eldorado Resorts LLC (Principal
                                      Financial and Accounting Officer)


                                        ELDORADO CAPITAL CORP.


Date:  May 12, 1997            By:  /s/ Donald L. Carano
                                    ------------------------------------
                                      Donald L. Carano
                                      President


Date:  May 12, 1997            By:  /s/ Gene R. Carano
                                    ------------------------------------
                                      Gene R. Carano
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                              EXHIBITS INDEX


EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT
-------                ----------------------

 27                    Financial Data Schedule