Form 10-Q
period 1997-06-30
ELDORADO RESORTS LLC
filed 1997-08-14
CIK 1022644

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997

                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _______________.

Commission file number 333-11811
                       ---------


                               ELDORADO RESORTS LLC

                               ELDORADO CAPITAL CORP.
              -----------------------------------------------------------
              (Exact names of registrants as specified in their charters)

          Nevada                                         88-0115550
          Nevada                                         88-0367075
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


                345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
       -------------------------------------------------------------
        (Address of principal executive offices, including zip code)


                                 (702) 786-5700
              ---------------------------------------------------
              (Registrants' telephone number, including area code)

                                 NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X        No
                                                     ---         ---

Number of shares of common stock of Eldorado Capital Corp. outstanding at August 12, 1997: 2,500 shares.

                           ELDORADO RESORTS LLC
                          ELDORADO CAPITAL CORP.

                                FORM 10-Q



                            TABLE OF CONTENTS



                                                                 Page No.
                                                                 --------
PART I.     FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets......................... 2
       Condensed Consolidated Statements of Income................... 4
       Condensed Consolidated Statements of Cash Flows............... 5
       Notes to Condensed Consolidated Financial Statements.......... 7

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 9


PART II.    OTHER INFORMATION


   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................... 15

SIGNATURES........................................................... 16

Part I.

         Part 1.  FINANCIAL  INFORMATION


         Item 1.  Financial Statements


                                  ELDORADO RESORTS LLC

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (In thousands)

                                                   June 30,      December 31,
                                                     1997            1996
                                                 ----------      ------------
                                                 (unaudited)
                  ASSETS
                  ------
Current assets:

    Cash and cash equivalents                      $3,384             $5,785

    Accounts receivable, net                        4,043              3,986

    Inventory                                       2,493              2,471

    Prepaid expenses                                2,109              1,259
                                                 --------           --------

             Total current assets                  12,029             13,501

Note receivable                                       602                692

Investment in joint venture                        46,402             46,402

Property and equipment, net                       166,402            159,981

Other assets, net                                  13,611             13,717
                                                 --------           --------

             Total assets                        $239,046           $234,293
                                                 --------           --------
                                                 --------           --------



       The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                   June 30,      December 31,
                                                     1997            1996
                                                 ----------      ------------
                                                 (unaudited)
       LIABILITIES AND MEMBERS' EQUITY
       -------------------------------

Current liabilities:

    Current portion of long-term debt              $ 1,260           $ 1,436

    Accounts payable                                 2,703             3,692

    Construction and retention payables                198             1,937

    Interest payable                                 3,960             4,446

    Accrued payroll, taxes and other accruals        7,196             5,859
                                                 ----------      ------------

         Total current liabilities                  15,317            17,370

Long-term debt, less current portion               131,740           127,067

Other liabilities                                      835               762
                                                 ----------      ------------

         Total liabilities                         147,892           145,199

Minority interest                                    5,063             5,063

Members' equity                                     86,091            84,031


         Total liabilities and members' equity    $239,046          $234,293
                                                 ----------      ------------
                                                 ----------      ------------


       The accompanying notes are an integral part of these condensed consolidated statements.

                            ELDORADO RESORTS LLC

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               (In thousands)

                                 (Unaudited)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                 June 30,

                                               1997          1996          1997       1996
                                            ----------     ---------     --------   -------
Operating Revenues:

    Casino                                   $27,332        $26,541       $50,516     $49,319

    Food, beverage and entertainment          10,566          8,802        19,143      16,919

    Hotel                                      4,899          4,312         8,685       8,036

    Equity in net income (loss) of
     unconsolidated affiliate (Note 3)           224            423             0         (61)

    Other                                      1,768          2,025         3,394       3,351
                                            ----------     ---------      --------     -------
                                              44,789         42,103        81,738      77,564

    Less:   Promotional allowances            (3,863)        (3,447)       (7,382)     (6,825)
                                            ----------     ---------      --------     -------

            Net revenues                      40,926         38,656        74,356      70,739


Operating Expenses:

    Casino                                    11,960         10,876        22,392      21,084

    Food, beverage and entertainment           7,642          6,679        13,950      12,778

    Hotel                                      1,871          1,910         3,606       3,571

    Other                                        887            804         1,630       1,515

    Selling, general and administrative        7,410          6,357        14,178      11,996

    Management fees                              455            979           929       1,984

    Depreciation                               3,021          2,584         5,832       5,067
                                            ----------     ---------      --------     -------
            Total operating expenses          33,246         30,189        62,517      57,995
                                            ----------     ---------      --------     -------

Operating Income                               7,680          8,467        11,839      12,744

Interest Expense, net                          3,456          2,322         6,779       4,651
                                            ----------     ---------      --------     -------

Net Income Before Minority Interest            4,224          6,145         5,060       8,093

    Minority Interest in Net (Income)
      Loss of Subsidiary (Note 3)                (52)           (98)            0           14
                                            ----------     ---------      --------     -------

Net Income                                   $ 4,172        $ 6,047       $ 5,060      $ 8,107
                                            ----------     ---------      --------     -------
                                            ----------     ---------      --------     -------


                                 ELDORADO RESORTS LLC

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                -----------------------
                                                                    1997         1996
                                                                -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $5,060       $8,107

Adjustments to reconcile net income  to
 net cash provided by operating activities:
    Depreciation                                                     5,832        5,067
    Equity in net ( income) loss of unconsolidated affiliate            --           61
    Minority interest in net (loss) of unconsolidated affiliate         --          (14)
    Gain on sale of property and equipment                             (81)        (463)

Changes in assets and liabilities:
    (Increase) in accounts receivable, net                             (57)        (484)
    Decrease in notes receivable                                        90           --
    (Increase) in inventories                                          (22)        (366)
    (Increase) in prepaid expenses                                    (850)        (398)
    Decrease in other assets                                           162           59
    (Decrease) in accounts payable,
       retention payable, accrued payroll, taxes
       and other accruals                                           (1,804)        (630)
                                                               -----------     --------
    Net cash provided by operating activities                        8,330       10,939
                                                                -----------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                (12,262)      (9,113)
Proceeds from sale of property and equipment                            90        2,554
                                                              -----------      --------
    Net cash used in investing activities                          (12,172)      (6,559)
                                                                -----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term and other debt                              14,500        7,000
Principal payments on long-term and other debt                     (10,003)     (12,518)
Bond Offering costs                                                    (56)          --
Distributions                                                       (3,000)        (200)
                                                               -----------     --------
    Net cash provided by financing activities                        1,441       (5,718)
                                                                -----------    --------
    DECREASE IN CASH AND CASH EQUIVALENTS                          ($2,401)     ($1,338)

                                 ELDORADO RESORTS LLC

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                -----------------------
                                                                    1997         1996
                                                                -----------    --------
    CASH AND CASH EQUIVALENTS AT BEGINNING

    OF PERIOD                                                        5,785        6,122
                                                                -----------    --------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $3,384       $4,784
                                                                -----------    --------
                                                                -----------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:

    Cash paid during period for interest                            $7,076       $4,194
                                                                -----------    --------
                                                                -----------    --------



                                 ELDORADO RESORTS LLC

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  General

   The condensed consolidated financial statements include the accounts of Eldorado Resorts LLC ("Resorts"), a Nevada limited liability company, Eldorado Capital Corp. ("Capital"), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

    Under the terms of the Joint Venture Agreement, Profits of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable income with certain adjustments) in each fiscal year are allocated to the Partners pursuant to the following formula: (i) the net operating income of the Silver Legacy Joint Venture for financial reporting purposes (determined in accordance with generally accepted accounting principles) for such fiscal year, exclusive of interest expense, is credited to Galleon, Inc. up to the amount of its Priority Allocation (as defined below) for such fiscal year, any balance is credited to ELLC up to the amount of Galleon, Inc's Priority Allocation for such fiscal year and any remaining balance is credited to the Partners in proportion to their Percentage Interests, (ii) interest expense of the Silver Legacy Joint Venture for such fiscal year is charged to the Partners in proportion to their Percentage Interests and (iii) the difference between net operating income for such fiscal year less interest expense for such fiscal year and Profits for such fiscal year is credited (or charged) to the Partners in proportion to their Percentage Interest. If this formula causes a Partner to be charged with a loss in any fiscal year, such Partner will be allocated zero Profits for such year and the other Partner will be allocated all of the Profits for such year. In addition, losses of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable loss with certain adjustments) in any fiscal year are allocated to the Partners in proportion to their Percentage Interests.

    For so long as ELLC selects the General Manager of the Silver Legacy, as provided in the Joint Venture Agreement, Galleon, Inc. is entitled annually on a non-cumulative basis, commencing with the seven-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Silver Legacy Joint Venture's operating income (the "Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) at the beginning of the period for which the determination is being made and at the end of such period. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by ELLC and Galleon, Inc. (collectively the "Partners") and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

    The Joint Venture Agreement provides, subject to limitations on distributions to Partners in other agreements to which the Silver Legacy Joint Venture is a party, including its credit agreement, that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations, less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the financing required for the development, construction and completion of the Silver Legacy (the "Construction Financing"), other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement, and reasonable reserves deemed necessary to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture) is to be distributed quarterly to the Partners in proportion to their percentage interests in the Silver Legacy Joint Venture after satisfaction of certain other obligations as follows: (i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan (as defined) of a Partner, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Galleon, Inc. of an amount up to the Priority Allocation, (vii) to the extent earned and available, the distribution to ELLC of an amount up to the amount distributed to Galleon, Inc. pursuant to the Priority Allocation, (viii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (ix) the payment of the balance of the portion of the Construction Financing provided by Galleon, Inc. or Circus Circus Enterprises, Inc. until such loans are paid in full or refinanced. Any withdrawal from the Silver Legacy Joint Venture by either Partner results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

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


    Summarized balance sheet and results of operations for Silver Legacy Joint Venture are as follows:


Summarized balance sheet information (in thousands):

                                                   June 30,      December 31,
                                                     1997            1996
                                                  ----------      ------------
                                                 (Unaudited)

    Current Assets..............................     $ 17,112         $ 13,976
    Property and equipment, net.................      332,952          340,028
    Other assets................................        2,289            2,585
                                                   ----------      -----------
         Total assets............................    $352,353         $356,589
                                                   ----------      -----------
                                                   ----------      -----------
    Current Liabilities..........................    $ 14,458         $ 18,785
    Long-term liabilities........................     232,904          236,904
    Partners' equity.............................     104,991          100,900
                                                   ----------      ------------
         Total liabilities and partner's equity...   $352,353         $356,589
                                                   ----------      -----------
                                                   ----------      -----------

Summarized results of operations (in thousands):

                                  Three Months Ended        Six Months Ended
                                      June 30,                  June 30,

                                  1997        1996         1997        1996
                                  ------------------       -----------------
                                     (Unaudited)              (Unaudited)
Net Revenues...............    $ 43,671     $ 33,773      $ 78,045    $ 71,016

Operating Expenses.........    $(33,785)    $(29,520)     $(63,211)   $(60,754)
                               ---------    ---------     ---------   ---------

Operating Income...........    $  9,886     $  4,253      $ 14,834    $ 10,262

Other (Expense)............    $ (5,347)    $ (5,220)     $(10,744)   $(10,384)
                               ---------    ---------     ---------   ---------

Net Income (Loss)..........    $  4,539     $   (967)     $  4,090    $   (122)
                               ---------    ---------     ---------   ---------
                               ---------    ---------     ---------   ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations (Unaudited)

GENERAL.

    Eldorado Resorts LLC (the "Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 77%-owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. The remaining 23% of ELLC is owned by the principal equity holders of Resorts. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

    The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income (loss) before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See Note 3 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

    The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1996

NET REVENUES.

    Net revenues for the three month period ended June 30, 1997 were $40.9 million compared to $38.7 million for the same period in 1996, an increase of 5.9%. Net revenues in the second quarter of 1997 include $0.2 million in net income of unconsolidated affiliate compared to $0.4 million net income of unconsolidated affiliate for the three months ended June 30, 1996. The Company recognized income from the unconsolidated affiliate during the second quarter in 1997 only to the extent it offset the loss recognized during the first quarter in 1997, as a result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Report. The Company's net revenues exceeded the results of the prior period as a result of increased casino revenues and the expansion of the food, beverage and entertainment facilities, through the addition of THE BISTRO ROXY in December of 1996 along with the ELDORADO SHOWROOM in May of 1997. In addition, there was an influx of visitors in the Reno Market attending the Women's International Bowling Congress ("WIBC") National Championship Bowling Tournament being held from March through July 1997.

    Casino revenues increased by 3.0% to $27.3 million for the three months ended June 30, 1997 compared to $26.5 million for the same period in 1996. The increase in casino revenues was due primarily to increased slot revenue in the 1997 period.

   Food, beverage and entertainment revenues were $10.6 million for the three months ended June 30, 1997 compared to $8.8 million during the same period in 1996, an increase of 20.0%. The increase in food, beverage and entertainment revenues was due primarily to the opening of THE BISTRO ROXY in December of 1996 and the opening of the ELDORADO SHOWROOM in May of 1997.

   Hotel revenues increased to $4.9 million during the second quarter of 1997 from $4.3 million in the second quarter of 1996, an increase of 13.6%, despite a decrease in the Company's hotel occupancy rate for the three months ended June 30, 1997 to approximately 93% from 95% during the same period in 1996. The increase in hotel revenues is a result of an increase in the Company's average daily rate ("ADR") to approximately $66 in the second quarter of 1997 from approximately $56 during the same period in 1996. The influx of visitors attending the WIBC National Championship Bowling Tournament was a factor contributing to the increase in ADR.

   Other revenues for the three months ended June 30, 1997 were $1.8 million compared to $2.0 million for the same period in 1996, a decrease of 12.7%. The decrease is attributed to a $0.5 million gain on the sale of land recorded during the second quarter of 1996. The decrease was partially offset by the addition of retail space with the opening of SAYS WHO II in December of 1996 and revenue from the DANIELS'S MOTOR LODGE, an 82-room motel located adjacent to the Eldorado parking garage, which has been owned and operated by the Eldorado since the third quarter of 1996.

   Promotional allowances expressed as a percentage of casino revenues were 14.1% for the second quarter of 1997 compared to 13.0% for the same period in 1996 as a result of greater use of complimentaries to all levels of casino patrons and participants in the WIBC bowling tournament.

OPERATING EXPENSES.

   The Company's operating expenses increased by 10.1% to $33.2 million for the three months ended June 30, 1997 from $30.2 million during the same period in 1996. This increase is primarily attributable to increased expenses in the casino, food, beverage and entertainment departments, depreciation and an increase in selling, general and administrative expenses.

   Casino expenses increased by 10.0% to $12.0 million for the three months ended June 30, 1997 from $10.9 million during the same period in 1996. The increase was due to the opening of an Eldorado sportsbook at the Silver Legacy in June of 1996 in addition to increased promotional expense related to the WIBC bowling tournament and bus programs.

   Food, beverage and entertainment expenses increased 14.4% to $7.6 million in the second quarter of 1997 from $6.7 million during the same period in 1996. The increase in food, beverage and entertainment expenses was due primarily to the addition of THE BISTRO ROXY in December of 1996 and the opening of the ELDORADO SHOWROOM in May of 1997.

   Hotel expenses in the second quarter of 1997 and 1996 were comparable at $1.9 million. Despite a decrease in hotel occupancy, expenses were comparable primarily due to a slight increase in marketing expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

   Selling, general and administrative expenses and management fees increased by 7.2% for the three months ended June 30, 1997 to $7.9 million from $7.3 million during the same period in 1996. The increase was due to an accrual for mid-year employee bonuses, which was not incurred in the corresponding period of the previous year. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc., Resorts' controlling member. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company. These obligations are included within selling, general and administrative expenses.

DEPRECIATION.

   Depreciation for the three months ended June 30, 1997 was $3.0 million compared to $2.6 million for the same period in 1996, an increase of 16.9%. The increase was attributable to the depreciation of assets that were not in service in the prior period. These assets include THE BISTRO ROXY, the DANIEL'S MOTOR LODGE and the ELDORADO SHOWROOM.

INTEREST EXPENSE, NET.

   Interest expense, net of capitalized interest and interest income in the second quarter of 1997 and 1996 was $3.5 million and $2.3 million, respectively, an increase of 48.8%. Interest expense increased as a result of an increase in the average outstanding borrowings in the second quarter of 1997, as compared to the same period in 1996, and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1996 and 1997. The Company's increase in cost of capital is due to the issuance in July 1996 of $100 million principal amount of 10 1/2% Notes, due 2006 (the "10 1/2% Notes"),the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of June 30, 1996 bore interest at an approximate average quarterly rate of 7.4%. The Company capitalized interest of $0.1 million for the three months ended June 30, 1997 and 1996 related to construction costs.


NET INCOME.

   As a result of the factors described above, net income for the three months ended June 30, 1997, declined by 31.0% to $4.2 million compared to $6.0 million during the same period in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1996

NET REVENUES.

   Net revenues were $74.4 million for the six month period ended June 30, 1997, compared to $70.7 million for the same period in 1996, an increase of 5.1%. Despite a flood in Reno and severe weather in January of 1997, which negatively impacted traffic, the Company's net revenues exceeded the results of the prior period as a result of increased casino revenues and the expansion of the food, beverage and entertainment facilities, which includes THE BISTRO ROXY opened in December of 1996 and the ELDORADO SHOWROOM opened in May of 1997. In addition, there was an influx of visitors in the Reno Market attending the WIBC National Championship Bowling Tournament being held from March through July 1997. The Company did not recognize income (loss) from the unconsolidated affiliate, as a result of the priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 3 of the
Notes to Condensed Consolidated Financial Statements in Item 1 of this
Report.

   Casino revenues increased by 2.4% to $50.5 million for the six months ended June 30, 1997 compared to $49.3 million for the same period in 1996. The increase in casino revenues was due primarily to increased slot revenue in the 1997 period.

   Food, beverage and entertainment revenues were $19.1 million for the six months ended June 30, 1997 compared to $16.9 million during the same period in 1996, an increase of 13.1%. The increase in food, beverage and entertainment revenues was due primarily to the opening of THE BISTRO ROXY in December of 1996 and the ELDORADO SHOWROOM in May of 1997. This increase was partially offset by the closing of THE CABARET in January of 1997 to make room for the ELDORADO SHOWROOM.

   Hotel revenues increased to $8.7 million for the six months ended June 30, 1997 from $8.0 million for the same period in 1996, an increase of 8.1%. Despite a decrease in the Company's hotel occupancy rate for the six months ended June 30, 1997 to approximately 91% from 95% during the same period in 1996, primarily related to the flood and severe weather in January 1997, hotel revenues exceeded the prior period. The increase is a result of an increase in the Company's average daily rate ("ADR") to approximately $59 in the first six months of 1997 from approximately $53 during the same period in 1996. The influx of visitors attending the WIBC National Championship Bowling Tournament was a factor contributing to the increase in ADR.

   Other revenues for the six months ended June 30,1997 and 1996 were comparable at $3.4 million. While other revenues in the 1996 period include a $0.5 million gain on the sale of land, revenues in the 1997 period were comparable primarily due to retail space added with the opening of SAYS WHO II in December of 1996 and revenue from the DANIEL'S MOTOR LODGE.

   Promotional allowances expressed as a percentage of casino revenues were 14.6% for the six months ended June 30, 1997 compared to 13.8% for the same period in 1996 as a result of greater use of complimentaries to all levels of casino patrons and participants in the WIBC bowling tournament.


OPERATING EXPENSES.

   The Company's operating expenses increased by 7.8% to $62.5 million for the six months ended June 30, 1997 from $58.0 million during the same period in 1996. This increase is primarily attributable to increased expenses in the casino, food, beverage and entertainment departments, depreciation and an increase in selling, general and administrative expenses.

   Casino expenses increased by 6.2% to $22.4 million for the six months ended June 30, 1997 from $21.1 million during the same period in 1996. The increase was due to the opening of an Eldorado sportsbook at the Silver Legacy during the second quarter of 1996, in addition to increased promotional expense related to the WIBC bowling tournament and bus programs.

   Food, beverage and entertainment expenses increased 9.2% to $14.0 million for the first six months of 1997 from $12.8 million during the same period in 1996. The increase in food, beverage and entertainment expenses was due primarily to the addition of THE BISTRO ROXY in December of 1996 and the ELDORADO SHOWROOM in May of 1997. The increase was partially offset by the closing of THE CABARET in January of 1997 to make room for the ELDORADO SHOWROOM.

   Hotel expenses for the six months ended June 30 of 1997 and 1996 were comparable at $3.6 million. Despite a decrease in hotel occupancy, expenses were comparable primarily due to a slight increase in marketing expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

   Selling, general and administrative expenses and management fees increased by 8.1% for the six months ended June 30, 1997 to $15.1 million from $14.0 million during the same period in 1996. The increase was due in part to increased property maintenance expenditures as a result of expanded facilities and an accrual for mid-year employee bonuses, which was not incurred in the corresponding periods of the previous year. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc., Resorts' controlling member. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligation of the Company. These obligations are included within selling, general and administrative expenses.

DEPRECIATION.

   Depreciation for the six months of 1997 was $5.8 million compared to $5.1 million for the first six months of 1996, an increase of 15.1%. The increase was attributable to the depreciation of assets that were not in service in the prior periods. These assets include THE BISTRO ROXY, DANIEL'S MOTOR LODGE and the ELDORADO SHOWROOM.

INTEREST EXPENSE, NET.

   Interest expense, net of capitalized interest and interest income in the first six months of 1997 and 1996 was $6.8 million and $4.7 million, respectively, an increase of 45.8%. Interest expense increased as a result of an increase in the average outstanding borrowings in the first six months of 1997, as compared to the same period in 1996, and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1996 and 1997. The Company's increase in cost of capital is due to the issuance in July 1996 of $100 million principal amount of 10 1/2% Notes, due 2006 (the "10 1/2% Notes"), the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of June 30, 1996 bore interest at an approximate average annual rate of 7.4%. The Company capitalized interest of $0.2 million for the first six months of 1997 and 1996 related to construction costs.

NET INCOME.

   As a result of the factors described above, net income for the six months ended June 30, 1997, declined by 37.6% to $5.1 million compared to $8.1 million during the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES.

   The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance on July 31,1996 of the 10 1/2% Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization for the six months ended June 30, 1997 and 1996, as adjusted to exclude equity in net income (loss) of unconsolidated affiliate was $17.7 million for the six months ended June 30, 1997 as compared to 17.9 million during the same period in 1997. Cash flow from operations for the six months ended June 30, 1997 and 1996 were $8.3 million and $10.9 million, respectively. The decrease is primarily related to the February 1997 semi-annual interest payment on the 10 1/2% Notes.

   At June 30, 1997 the Company had $3.4 million of cash and cash equivalents and $23.7 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering (as amended, the "Credit Facility"). The Credit Facility provides for a senior secured revolving credit facility of $50 million. As of June
30, 1997, the Company had $100.0 million in aggregate principal amount of 10 1/2% Notes outstanding, $26.3 million outstanding under the Credit Facility and $5.5 million of other long term debt (net of current portion).

   The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members' an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined federal, state and local income tax rate applicable to individuals for that year. For the six months ended June 30, 1997, Resorts made distributions to its members of $3.0 million compared with distributions of $0.2 million during the same period in 1996.

   During the six months ended June 30, 1997, the Company's principal uses of funds were capital expenditures related to progress payments for the hotel refurbishment at the Eldorado ($1.0 million) and construction of the ELDORADO SHOWROOM ($8.4 million). Total capital expenditures for the six months ended June 30, 1997 were $12.3 million.

   The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include approximately $2.3 million for completion of a casino and hotel refurbishment program, which is anticipated to be completed during 1997 and the first half of 1998. The full-service health spa, originally planned at an estimated cost of $3.0 million is currently being re-evaluated.

PART II.    OTHER INFORMATION


  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS
                 THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT.

                 EXHIBIT NUMBER                     DESCRIPTION
                 --------------                     -----------

                 4 Amendment No. 1, dated as of July 31, 1997, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and
                                                Savings Association, as
                                                Administrative Agent

                 27 Financial Data Schedule for the three months and six months ended
                                                June 30, 1997

             (b) REPORTS ON FORM 8-K

                 No report on Form 8-K was filed during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        ELDORADO RESORTS LLC
                                        --------------------


Date:  August 13, 1997                  By: /s/ DONALD L. CARANO
                                          ---------------------------
                                           Donald L. Carano
                                           Chief Executive Officer,
                                           President and Presiding Manager

Date:  August 13, 1997                  By: /s/ ROBERT M. JONES
                                          ---------------------------
                                           Robert M. Jones
                                           Chief Financial Officer of
                                           Eldorado Resorts LLC (Principal
                                           Financial and Accounting Officer)



                                        ELDORADO CAPITAL CORP.
                                        ----------------------


Date:  August 13, 1997                  By: /s/ DONALD L. CARANO
                                          ---------------------------
                                           Donald L. Carano
                                           President

Date:  August 13, 1997                  By: /s/ GENE R. CARANO
                                          ---------------------------
                                           Gene R. Carano
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

                                  EXHIBITS INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      -----------------------
4                            Amendment No. 1, dated as of
                             July 31, 1997, to Loan Agreement
                             dated as of July 31, 1996 among
                             Eldorado Resorts LLC and Bank of
                             America National Trust and
                             Savings Association, as
                             Administrative Agent

27                           Financial Data Schedule
                             for the three months and
                             six months ended June 30, 1997