Form 10-Q
period 1997-09-30
ELDORADO RESORTS LLC
filed 1997-11-12
CIK 1022644

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
_______________.

Commission file number 333-11811
                       ----------


                         ELDORADO RESORTS LLC
                        ELDORADO CAPITAL CORP.
      (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

             NEVADA                                 88-0115550
             NEVADA                                 88-0367075
 --------------------------------       -----------------------
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


            345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
            ---------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                         (702) 786-5700
     ----------------------------------------------------
     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          NOT APPLICABLE
      -----------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                   IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    -----


Number of shares of common stock of Eldorado Capital Corp. outstanding at November 10, 1997: 2,500 shares.

                         ELDORADO RESORTS LLC
                         ELDORADO CAPITAL CORP.

                               FORM 10-Q



                            TABLE OF CONTENTS




                                                                    Page No.
                                                                    --------

PART I.        FINANCIAL INFORMATION


      Item 1.  FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets.................    2
               Condensed Consolidated Statements of Income...........    4
               Condensed Consolidated Statements of Cash Flows.......    5
               Notes to Condensed Consolidated Financial Statements..    7

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........   10


PART II.       OTHER INFORMATION


      Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................   16

SIGNATURES...........................................................   17

                                PART I

                       FINANCIAL  INFORMATION


Item 1.  Financial Statements.


                         ELDORADO RESORTS LLC

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                             (In thousands)


                                               September 30,   December 31,
                                                   1997            1996
                                               -------------   ------------
                                                (unaudited)

                     ASSETS
                    --------
Current assets:

    Cash and cash equivalents                     $  3,060      $  5,785
    Accounts receivable, net                         4,039         3,986
    Inventory                                        2,590         2,471
    Prepaid expenses                                 2,424         1,259
                                                  --------       -------
       Total current assets                         12,113        13,501
Note receivable                                        557           692
Investment in joint venture                         46,402        46,402
Property and equipment,  net                       164,703       159,981
Other assets, net                                   13,413        13,717
                                                  --------      --------
       Total assets                               $237,188      $234,293
                                                  --------      --------
                                                  --------      --------

The accompanying notes are an integral part of these condensed consolidated statements.

                            ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                               (In thousands)


                                                 September 30,   December 31,
                                                     1997            1996
                                                 -------------   ------------
                                                  (unaudited)

       LIABILITIES AND MEMBERS' EQUITY
       -------------------------------
Current liabilities:
    Current portion of long-term debt             $    1,234      $  1,436
    Accounts payable                                   3,210         3,692
    Construction and retention payables                   18         1,937
    Interest payable                                   1,354         4,446
    Accrued payroll,  taxes and other accruals         7,228         5,859
                                                    --------      --------
       Total current liabilities                      13,044        17,370
Long-term debt, less current portion                 129,941       127,067
Other liabilities                                        873           762
                                                    --------      --------
       Total liabilities                             143,858       145,199
Minority interest                                      5,063         5,063
Members' equity                                       88,267        84,031
                                                    --------      --------
       Total liabilities and members' equity        $237,188      $234,293
                                                    --------      --------
                                                    --------      --------

The accompanying notes are an integral part of these condensed consolidated statements.

                                    ELDORADO RESORTS LLC

                        CONDENSED  CONSOLIDATED STATEMENTS OF INCOME

                                       (In thousands)

                                         (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                      1997           1996            1997          1996
                                                     ------       -------          -------      -------
Operating Revenues:
    Casino                                           $29,399       $29,953         $79,915       $79,272
    Food, beverage and entertainment                  11,963         9,502          31,106        26,421
    Hotel                                              5,061         4,887          13,746        12,923
    Equity in net income (loss) of unconsolidated
      affiliate (Note 3)                                   0         1,869               0         1,808
    Other                                              1,789         1,842           5,183         5,193
                                                    --------       --------       ---------     ---------
                                                      48,212        48,053         129,950       125,617
    Less:  Promotional allowances                     (3,709)       (3,611)        (11,091)      (10,436)
                                                    --------       --------       ---------     ---------
           Net revenues                               44,503        44,442         118,859       115,181

Operating Expenses:
    Casino                                            11,699        11,704          34,091        32,788
    Food, beverage and entertainment                   8,870         7,272          22,820        20,050
    Hotel                                              1,993         1,977           5,599         5,548
    Other                                                941           893           2,571         2,408
    Selling, general and administrative                7,611         7,391          21,789        19,387
    Management fees                                      457           480           1,386         2,464
    Depreciation                                       3,253         2,563           9,085         7,630
                                                    --------       --------       ---------     ---------
           Total operating expenses                   34,824        32,280          97,341        90,275
                                                    --------       --------       ---------     ---------
Operating Income                                       9,679        12,162          21,518        24,906
Interest Expense, net                                  3,503         3,041          10,282         7,692
                                                    --------       --------       ---------     ---------
Net Income Before Minority Interest                    6,176         9,121          11,236        17,214
Minority Interest in Net (Income) Loss of
    Subsidiary (Note 3)                                    0          (434)              0          (420)
                                                    --------       --------       ---------     ---------
Net Income                                            $6,176        $8,687         $11,236       $16,794
                                                    --------       --------       ---------     ---------
                                                    --------       --------       ---------     ---------

The accompanying notes are an integral part of these condensed consolidated statements.

                                  ELDORADO RESORTS LLC

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (In thousands)

                                       (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                            1997          1996
                                                           ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $11,236       $16,794
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation                                            9,085         7,630
    Equity in net (income) loss of
      unconsolidated affiliate                                 --        (1,808)
    Minority interest in net (loss) of
      unconsolidated affiliate                                 --           420
    Gain on sale of property and equipment                    (81)         (450)
Changes in assets and liabilities:
    (Increase) in accounts receivable, net                    (52)         (443)
    Decrease in notes receivable                              135            --
    (Increase) in inventories                                (119)         (371)
    (Increase) in prepaid expenses                         (1,166)         (373)
    Decrease (Increase) in other assets                       256           (10)
    (Decrease) Increase  in accounts payable,
      retention payable, accrued payroll, taxes
      and other accruals                                   (4,012)          826
                                                          --------      --------
    Net cash provided by operating activities              15,282        22,215
                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                       (13,816)      (17,677)
Proceeds from sale of property and equipment                   90         2,554
                                                          --------      --------
    Net cash used in investing activities                 (13,726)      (15,123)
                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt                     22,500       116,733
Principal payments on long-term and other debt            (19,828)     (114,067)
Bond Offering costs                                            47        (3,665)
Distributions                                              (7,000)       (6,200)
                                                          --------      --------
    Net cash provided by financing activities              (4,281)       (7,199)


The accompanying notes are an integral part of these condensed consolidated statements.

                                            5

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In thousands)

                                    (unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                      1997               1996
                                                    ---------          --------

DECREASE IN CASH AND CASH EQUIVALENTS               ($ 2,725)          ($  107)
    CASH AND  CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                          5,785             6,122
                                                    ---------          --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 3,060           $ 6,015
                                                    ---------          --------
                                                    ---------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid during period for interest             $13,016           $ 6,354


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

    In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

2.  SENIOR SUBORDINATED NOTES

    On July 31, 1996, Resorts and Capital (the "Issuers") sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are joint and several obligations of the Issuers. The Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997. Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the initial purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the "1933 Act") with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers ("Registered Notes") with terms identical to the Notes. The exchange of the Notes for the Registered Notes was completed on February 26, 1997.

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

    Under the terms of the Joint Venture Agreement, Profits of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable income with certain adjustments) in each fiscal year are allocated to the Partners pursuant to the following formula: (i) the net operating income of the Silver Legacy Joint Venture for financial reporting purposes (determined in accordance with generally accepted accounting principles) for such fiscal year, exclusive of interest expense, is credited to Galleon, Inc. up to the amount of its Priority Allocation (as defined below) for such fiscal year, any balance is credited to ELLC up to the amount of Galleon, Inc.'s Priority Allocation for such fiscal year and any remaining balance is credited to the Partners in proportion to their Percentage Interests, (ii) interest expense of the Silver Legacy Joint Venture for such fiscal year is charged to the Partners in proportion to their Percentage Interests and (iii) the difference between net operating income for such fiscal year less interest expense for such fiscal year and Profits for such fiscal year is credited (or charged) to the Partners in proportion to their Percentage Interest. If this formula causes a Partner to be charged with a loss in any fiscal year, such Partner will be allocated zero Profits for such year and the other Partner will be allocated all of the Profits for such year. In addition, losses of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable loss with certain adjustments) in any fiscal year are allocated to the Partners in proportion to their Percentage Interests.

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

    The Joint Venture Agreement provides, subject to limitations on distributions to Partners in other agreements to which the Silver Legacy Joint Venture is a party, including its credit agreement, that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations, less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the financing required for the development, construction and completion of the Silver Legacy (the "Construction Financing"), other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement, and reasonable reserves deemed necessary to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture) is to be distributed quarterly to the Partners in proportion to their Percentage Interests in the Silver Legacy Joint Venture after satisfaction of certain other obligations as follows: (i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan (as defined) of a Partner, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Galleon, Inc. of an amount up to the Priority Allocation, (vii) to the extent earned and available, the distribution to ELLC of an amount up to the amount distributed to Galleon, Inc. pursuant to the Priority Allocation, (viii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (ix) the payment of the balance of the portion of the Construction Financing provided by Galleon, Inc. or Circus Circus

Enterprises, Inc. until such loans are paid in full or refinanced. Any withdrawal from the Silver Legacy Joint Venture by either Partner results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner

During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC: the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture: this note receivable from ELLC is eliminated in consolidation.
 During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%.

    Summarized balance sheet and results of operations for Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands) (Unaudited):


                                                   September 30,  December 31,
                                                       1997           1996
                                                   -------------  ------------
    Current Assets                                   $ 19,096        $ 13,976
    Property and equipment, net                       329,032         340,028
    Other assets                                        2,177           2,585
                                                   -------------  ------------
      Total assets                                   $350,305        $356,589
                                                   -------------  ------------
                                                   -------------  ------------
    Current Liabilities                              $ 14,174        $ 18,785
    Long-term liabilities                             225,104         236,904
    Partners' equity                                  111,027         100,900
                                                   -------------  ------------
      Total liabilities and partners' equity.        $350,305        $356,589
                                                   -------------  ------------
                                                   -------------  ------------

Summarized results of operations (in thousands) (Unaudited):


                        Three Months Ended     Nine Months Ended
                           September 30,          September 30,
                          1997        1996       1997        1996
                          ----        ----       ----        ----
Net Revenues .........  $47,120    $41,638    $125,165    $112,654
Operating Expenses ...  (35,815)   (32,645)    (99,026)   $(93,399)
                        --------   --------   ---------   ---------
Operating Income .....  $11,305    $ 8,993    $ 26,139    $ 19,255
Other (Expense) ......   (5,268)    (5,255)    (16,012)    (15,639)
                        --------   --------   ---------   ---------
Net Income (Loss) ....  $ 6,037    $ 3,738    $ 10,127    $  3,616
                        --------   --------   ---------   ---------
                        --------   --------   ---------   ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations (Unaudited)

GENERAL.

    Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 77%-owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. The remaining 23% of ELLC is owned by the principal equity holders of Resorts. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES.

    Net revenues for the three month period ended September 30, 1997 were $44.5 million compared to $44.4 million for the same period in 1996, an increase of 0.1%. Net revenues in the third quarter of 1996 include $1.9 million in net income of unconsolidated affiliate. The Company did not recognize income from an unconsolidated affiliate in the third quarter of 1997, as a result of the priority allocation to Galleon, Inc., a Nevada corporation owned and controlled by Circus Circus Enterprises, Inc., pursuant to the Joint Venture Agreement. See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Report. The Company's slight increase in net revenues is a result of increased slot revenues and the expansion of the food, beverage and entertainment facilities, through the addition of THE BISTRO ROXY, which opened December 1996, and the ELDORADO SHOWROOM, which opened in May 1997.

    Casino revenues decreased by approximately $600,000, or 1.9%, to $29.4 million for the three months ended September 30, 1997 compared to the same period in 1996. The decrease in casino revenues was due primarily to decreased revenue from table games due to a lower than expected hold percentage in the 1997 period.

    Food, beverage and entertainment revenues were $12.0 million for the three months ended September 30, 1997 compared to $9.5 million during the same period in 1996, an increase of 25.9%. The increase in food, beverage and entertainment revenues was due primarily to the opening of THE BISTRO ROXY in December 1996 and the opening of the ELDORADO SHOWROOM in May 1997.

    Hotel revenues increased to $5.1 million during the third quarter of 1997 from $4.9 million in the third quarter of 1996, an increase of 3.6%, despite a slight decrease in the Company's hotel occupancy rate for the three months ended September 30, 1997 compared with the same period in 1996. The increase resulted from an increase in the Company's average daily rate ("ADR") by approximately $4 in the third quarter of 1997 compared with the ADR during the same period in 1996.

    Promotional allowances expressed as a percentage of casino revenues were 12.6% for the third quarter of 1997 compared to 12.1% for the same period in 1996 as a result of greater use of complimentaries to all levels of casino patrons.

OPERATING EXPENSES.

    The Company's operating expenses increased by 7.9% to $34.8 million for the three months ended September 30, 1997 from $32.3 million during the same period in 1996. This increase is primarily attributable to increased expenses in the food, beverage and entertainment departments, depreciation and an increase in selling, general and administrative expenses.

    Food, beverage and entertainment expenses increased 22.0% to $8.9 million in the third quarter of 1997 from $7.3 million during the same period in 1996. The increase was due primarily to the addition of THE BISTRO ROXY in December 1996 and the opening of the ELDORADO SHOWROOM in May 1997.

    Casino expenses for the three months ended September 30, 1997 and 1996 were comparable at $11.7 million. In the 1997 period, a decrease in customer discounts and airfare reimbursements was offset by a slight increase in casino marketing expenditures.

    Hotel expenses in the third quarter of 1997 and 1996 were comparable at $2.0 million. Despite a slight decrease in hotel occupancy, hotel expenses were comparable primarily due to a slight increase in payroll.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

    Selling, general and administrative expenses and management fees increased by 2.5% for the three months ended September 30, 1997 to $8.1 million from $7.9 million during the same period in 1996. The increase was due principally to an increase in property taxes and a slight increase in payroll expense.

DEPRECIATION.

    Depreciation for the three months ended September 30, 1997 was $3.3 million compared to $2.6 million for the same period in 1996, an increase of 26.9%. The increase was attributable to the depreciation of THE BISTRO ROXY and the ELDORADO SHOWROOM, which were not in service in the prior period, and the DANIEL'S MOTOR LODGE, which was in service for only a portion of the prior period.

INTEREST EXPENSE, NET.

    Interest expense, net of capitalized interest and interest income increased 15.2% to $3.5 million in the third quarter of 1997 compared to $3.0 million for the same period in 1996. Interest expense increased as a result of an increase in the average outstanding borrowings in the third quarter of 1997, as compared to the same period in 1996, and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1996 and 1997. The Company's increase in cost of capital is due to the issuance on July 31, 1996 of $100 million principal amount of 10 1/2% Notes, due 2006 (the "10 1/2% Notes"), the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of July 31, 1996 bore interest at the approximate average annual rate of 7.5% per annum. The Company capitalized interest of approximately $37,000 for the three months ended September 30, 1997 related to construction costs, compared to $0.1 million during the same period in 1996.

NET INCOME.

    As a result of the factors described above, net income for the three months ended September 30, 1997, declined by 28.9% to $6.2 million compared to $8.7 million during the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES.

    Net revenues were $118.9 million for the nine month period ended September 30, 1997, compared to $115.2 million for the same period in 1996, an increase of 3.2%. Despite a January 1997 flood in Reno, which negatively impacted traffic during the month, the Company's net revenues exceeded the results of the prior period as a result of increased casino revenues, hotel revenues and food, beverage and entertainment revenues, due in part to an influx of visitors in the Reno Market attending the WIBC National Championship Bowling Tournament being held from March through July 1997. Net revenues increased not withstanding the fact that the Company did not recognize any income from the unconsolidated affiliate in the 1997 period, as a result of the priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Report. Net revenues for the nine month period ended September 30, 1996 include $1.8 million in net income of an unconsolidated affiliate.

    Casino revenues increased slightly to $79.9 million for the nine months ended September 30, 1997 compared to $79.3 million for the same period in 1996, an increase of .8%. The increase in casino revenues was due primarily to increased slot revenue, which offset a decline in table games revenue.

    Food, beverage and entertainment revenues were $31.1 million for the nine months ended September 30, 1997 compared to $26.4 million during the same period in 1996, an increase of 17.7%. The increase in food, beverage and entertainment revenues was due primarily to the opening of THE BISTRO ROXY in December 1996 and the ELDORADO SHOWROOM in May 1997.

    Hotel revenues increased to $13.7 million for the nine months ended September 30, 1997 from $12.9 million for the same period in 1996, an increase of 6.4%. Despite a decrease in the Company's hotel occupancy rate for the nine months ended September 30, 1997 to approximately 92% from 95% during the same period in 1996, primarily related to the flood in January 1997, hotel revenues exceeded the prior period. The increase is a result of an increase in ADR by approximately $5 in the first nine months of 1997 compared with the same period in 1996. The influx of visitors attending the WIBC National Championship Bowling Tournament was a factor contributing to the increase in ADR.

    Other revenues for the nine months ended September 30, 1997 and 1996 were comparable at $5.2 million. While other revenues in the 1996 period include a $0.5 million gain on the sale of land, revenues were comparable primarily due to the addition of retail space with the opening of SAYS WHO II in December 1996 and revenue from the DANIEL'S MOTOR LODGE, an 82-room motel located adjacent to the Eldorado parking garage, which has been owned and operated by the Eldorado since August 1996.

    Promotional allowances expressed as a percentage of casino revenues were 13.9% for the nine months ended September 30, 1997 compared to 13.2% for the same period in 1996 as a result of greater use of complimentaries to all levels of casino patrons and participants in the WIBC bowling tournament.

OPERATING EXPENSES.

    The Company's operating expenses increased by 7.8% to $97.3 million for the nine months ended September 30, 1997 from $90.3 million during the same period in 1996. This increase is primarily attributable to increased expenses in the casino, food, beverage and entertainment departments, depreciation and an increase in selling, general and administrative expenses.

    Casino expenses increased by 4.0% to $34.1 million for the nine months ended September 30, 1997 from $32.8 million during the same period in 1996. The increase was due to the opening, during the second quarter of 1996, of a satellite race and sportsbook operated by the Eldorado at the Silver Legacy, in addition to increased promotional expense related to the WIBC bowling tournament and bus programs.

    Food, beverage and entertainment expenses increased 13.8% to $22.8 million for the first nine months of 1997 from $20.1 million during the same period in 1996. The increase is due primarily to the addition of THE BISTRO ROXY in December 1996 and the ELDORADO SHOWROOM in May 1997. The increase was partially offset by the closing of THE CABARET in January 1997.

    Hotel expenses increased slightly to $5.6 million for the nine months ended September 30, 1997 from $5.5 million during the same period in 1996. Despite a decrease in hotel occupancy, expenses were comparable primarily due to a slight increase in payroll and marketing expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES.

    Selling, general and administrative expenses and management fees increased by 6.1% for the nine months ended September 30, 1997 to $23.2 million from $21.9 million during the same period in 1996. The increase was due in part to increased property maintenance expenditures as a result of expanded facilities and an accrual for employee bonuses, which was not fully incurred in the corresponding periods of the previous year. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc., Resorts' controlling member. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company. These obligations are included within selling, general and administrative expenses.

DEPRECIATION.

    Depreciation for the nine months of 1997 was $9.1 million compared to $7.6 million for the first nine months of 1996, an increase of 19.1%. The increase was attributable to the depreciation of THE BISTRO ROXY and the ELDORADO SHOWROOM, which were not in service in the prior period, and the DANIEL'S MOTOR LODGE, which was in service for only a portion of the prior period.

INTEREST EXPENSE, NET.

    Interest expense, net of capitalized interest and interest income in the first nine months of 1997 and 1996 was $10.3 million and $7.7 million, respectively, an increase of 33.7%. Interest expense increased as a result of an increase in the average outstanding borrowings in the first nine months of 1997, as compared to the same period in 1996, and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1996 and 1997. The Company's increase in cost of capital is due to the issuance in July 1996 of $100 million principal amount of 10 1/2% Notes, the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of July 31, 1996 bore interest at an approximate average annual rate of 7.5%. The Company capitalized interest of $0.2 million for the first nine months of 1997 related to construction costs, as compared to $0.3 million in the same period of 1996.

NET INCOME.

    As a result of the factors described above, net income for the nine months ended September 30, 1997, declined by 33.1% to $11.2 million compared to $16.8 million during the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES.

    The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance in July 1996 of the 10 1/2% Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility.
 The Company's earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, 1997 and 1996, as adjusted to exclude equity in net income (loss) of unconsolidated affiliate was $30.6 million for the nine months ended September 30, 1997 as compared to $30.7 million during
the same period in 1996.   Net cash provided by operating activities for the
nine months ended September 30, 1997 and 1996 was $15.3 million and $22.2 million, respectively. The decrease is primarily related to a reduction in accrued interest and retentions payable on construction.

    At September 30, 1997 the Company had $3.1 million of cash and cash equivalents and $23.7 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $48.4 million on September 30, 1997 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until March 25, 2000 when it terminates and any balance then outstanding becomes due and payable. As of

September 30, 1997, the Company had $100 million in aggregate principal amount of 10 1/2% Notes outstanding, approximately $24.8 million outstanding under the Credit Facility and $5.2 million of other long term debt (net of current portion).

    The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined federal, state and local income tax rate applicable to individuals for that year. For the nine months ended September 30, 1997, Resorts made distributions to its members of $7.0 million compared with distributions of $6.2 million during the same period in 1996.

    During the nine months ended September 30, 1997, the Company's principal uses of funds were capital expenditures related to progress payments on the Company's hotel refurbishment ($1.3 million) and construction of the ELDORADO SHOWROOM ($8.5 million). Total capital expenditures for the nine months ended September 30, 1997 were $13.8 million.

    The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include approximately $3.8 million for the completion of the Company's current casino and hotel refurbishment program, which has expanded to cover substantially all of the Eldorado hotel rooms and is anticipated to be completed during 1997 and the first half of 1998.

PART II.        OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS
                    THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT.

                    EXHIBIT NUMBER           DESCRIPTION
                    --------------           -----------

                    27                       FINANCIAL DATA SCHEDULE
                                             FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30, 1997

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


                                        ELDORADO RESORTS LLC
                                        --------------------


Date:  November 11, 1997           By:  /s/  DONALD  L. CARANO
                                        --------------------------------------
                                        Donald L. Carano
                                        Chief Executive Officer, President and
                                        Presiding Manager



Date:  November 11, 1997           By:  /s/  ROBERT M. JONES
                                        --------------------------------------
                                        Robert M. Jones
                                        Chief Financial Officer of
                                        Eldorado Resorts LLC (Principal
                                        Financial and Accounting Officer)




                                        ELDORADO CAPITAL CORP.
                                        ----------------------



Date:  November 11, 1997           By:  /s/ DONALD L. CARANO
                                        --------------------------------------
                                        Donald L. Carano
                                        President



Date:  November 11, 1997           By:  /s/ GENE CARANO
                                        --------------------------------------
                                        Gene R. Carano
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                EXHIBITS INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------

  27                         Financial Data Schedule for the nine months ended
                             September 30,1997.