Form 10-K405
period 1997-12-31
ELDORADO RESORTS LLC
filed 1998-03-25
CIK 1022644

=============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


                   345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (702) 786-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants: None

Number of shares of common stock of Eldorado Capital Corp. outstanding at March 12, 1998: 2,500 Shares.

=============================================================================

PART I

ITEM 1.  BUSINESS.

              Eldorado Resorts LLC, a Nevada limited liability company ("Resorts"), was formed to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all of the then outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Insofar as they relate to periods prior to the effective date of the Reorganization, references to Resorts are to the Predecessor Partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly-owned by Resorts ("Capital"), was incorporated with the sole purpose of serving as co-issuer of $100,000,000 principal amount of 10-1/2% Senior Subordinated Notes due 2006 issued by Resorts and Capital on July 31, 1996. Accordingly,
Capital holds no significant assets and conducts no business activity.
Resorts and Capital, together with Eldorado Limited Liability Company, a 77% owned subsidiary of Resorts and Nevada limited liability company ("ELLC"), are collectively referred to as the "Company." The remaining 23% of ELLC is owned by the principal equityholders of Resorts.

     The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere unique in the Reno market and providing unsurpassed personal service and cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicle traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% interest in a 50/50 joint venture with a subsidiary of Circus Circus Enterprises, Inc. ("Circus Circus") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado.

BUSINESS STRATEGY

     The Company has a very broad and experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other seven senior executives has in excess of 10 years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over two decades. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of the Company.

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

     The free and independent traveler segment consists of those travelers not affiliated with groups who make their reservations directly with the Eldorado or through independent travel agents. To attract the independent traveler, the Company uses print media, radio, television and direct mail to advertise in northern California, the Pacific Northwest and other regional travel markets.

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

     The Company has established an aggressive marketing program directed toward the local gaming market segment, consisting of frequent radio, television and newspaper advertising, a variety of promotions and other programs specifically tailored for the local customer. The Eldorado's reputation for exceptional quality restaurants and an excellent price-to-value relationship is particularly appealing to the local gaming patron, as dining is a primary motivation for casino visits by many local residents.

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

     The Eldorado has a state-of-the-art, real-time customer tracking system which comprehensively tracks its gaming customers throughout the casino. Customers are given an electronically readable card to insert into slot machines and to provide to floor supervisors at table games. The slot machines automatically transmit gaming data to a central computer and floor supervisors manually enter certain data relating to gaming customers which is then computerized. The system enables the Eldorado to obtain up-to-the-minute information on a customer's gaming habits, maximum and minimum wagers, the total amount wagered and length of play. The Eldorado can thereby ensure that customers receive immediate recognition and complimentaries based on their levels of gaming. This innovation is enhanced by a friendly, knowledgeable staff and a conveniently located promotion center. In addition, "Club Eldorado," the casino's full-service slot club, offers an array of special events and exciting tournaments and convenient ways of earning complimentaries.

     The cost incurred by the Company for advertising in 1997 was $3,890,000 compared with $3,192,000 in 1996.

     STRATEGIC EXPANSION AND IMPROVEMENTS. Since opening the Eldorado in 1973, the Company has employed a strategy of continual expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing its successful expansion strategy, the Eldorado opened a state-of-the-art 566-seat showroom in May 1997. The showroom adds an entertainment experience that management believes attracts a larger and broader audience of entertainment seekers. The showroom features the only nightly production show of its kind in downtown Reno. In addition, the Company opened a new VIP Lounge in December 1997, offering a relaxing atmosphere, including a complimentary full service bar and VIP room registration for preferred casino customers. In February 1998, the Eldorado opened a new slot area with 97 slot machines across
from THE BREW BROTHERS.   Management believes that the addition of these unique
amenities will further enhance the Eldorado's position as a leading hotel in the Reno market. Furthermore, the Company owns a 31,000 square foot piece of property across the street from and west of the Eldorado, which could be used for further expansion of the Eldorado, although there are no immediate plans for the development of this site.

ELDORADO HOTEL & CASINO

     The Eldorado is centrally positioned in the heart of Reno's prime gaming area and room base. Easily accessible to both foot and vehicle traffic, the Eldorado is strategically located directly off Interstate 80, the principal highway linking the Reno market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three golden towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, the Eldorado is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes the Eldorado serves as a downtown landmark, situated to attract a large volume of foot traffic from other casinos as well as from the local populace. In addition, the Eldorado is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium, which is located just one block away.

     As of December 31, 1997, the Eldorado offered approximately 81,500 square feet of gaming space, with approximately 1,858 slot machines, 79 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride-Registered Trademark-, Caribbean stud poker, mini-baccarat, three keno games and a race and sports book. The Eldorado also operates a satellite race and sports book at the Silver Legacy. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. A relatively high proportion of slot machines, which are offered in denominations from 5 cents to $100, generated approximately 68% of the total gaming revenues for the casino in 1997 and provides consistency in revenues and cash flow. A diverse selection of table games and a variety of table limits allow play from a wide variety of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

     The interior of the hotel is designed to create a unique European ambiance and offers 815 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 1996 and 1997, the Eldorado achieved a 93.6% and 90.1% average hotel occupancy rate and an Average Daily Rate ("ADR") of approximately $55 and $60, respectively.

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

                             ELDORADO RESTAURANTS

                   SEATING
DINING VENUE       CAPACITY               DESCRIPTION
------------       --------               -----------
Bistro Roxy           175  .   A Parisian-style bistro, bar and restaurant
                               offering French country fare, steak and seafood
                           .   Designed by famed restaurant designer Pat Kuleto
                               to feature seven distinct architectural styles
                           .   Awarded the Golden Cup Award by Specialty Coffee
                               Association of America in 1997

LaStrada              170  .   Features northern Italian cuisine in an Italian
                               countryside villa setting
                           .   Recognized as one of the country's top 10 Italian
                               restaurants in the 1994 BEST OF THE BEST ACADEMY
                               AWARDS OF THE RESTAURANT INDUSTRY
                           .   Recipient of the WINE SPECTATOR AWARD OF
                               EXCELLENCE in each of the past five years
                           .   Hailed in the March 1993 issue of BON APPETIT
                               magazine as a "sure thing in Reno" for food
                               lovers

The Brew Brothers     225  .   The first microbrewery located in a hotel/casino.
                               Features a variety of handcrafted beers and live nightly entertainment
                           .   Named as the area's best microbrewery in the RENO
                               GAZETTE-JOURNAL  in 1996
                           .   Offers eight microbrewed beers, including Lady
                               Luck Lager, Eldorado Extra Pale Honey Ale,
                               Redhead Amber Ale, Wild Card Wheat Ale, Big Dog
                               Ale, Gold Dollar Pale Ale, Double Down Stout and a rotating seasonal brew

The Grill             185  .   A spirited, lively steak and seafood house
                           .   Specializes in rotisserie and grilled entrees at
                               affordable prices
                           .   Offers top quality USDA cuts of beef and fresh
                               seafood, a "never-ending" salad and fruit bar with homemade soups

Chefs' Buffet         525  .   A 220-foot buffet offering a wide variety of
(formerly-Chefs'               cuisines, including a Mongolian barbecue, omelet
Pavilion)                      station and a salad, fruit, ice cream and
                               dessert bar
                           .   Features an open exhibition kitchen where
                               customers can observe meals being prepared

Tivoli Gardens        210  .   A 24-hour restaurant with a menu featuring Asian,
                               Italian, Mexican and South American cuisines
                           .   Features the Eldorado Coffee Company, where fresh
                               coffee beans are roasted each day for use throughout the hotel and for retail purchase

Choices Express Cafe  220  .   A food court offering a diverse selection of
                               cuisines, including an Asian noodle kitchen, a delicatessen, a gelato shop where 24 flavors are made fresh each day, a salad bar, a bakery and an espresso bar

Seafood Buffet        425  .   Offered each Friday and Saturday night
                           .   Named one of the top 25 seafood restaurants in
                               the country in the 1994 BEST OF THE BEST ACADEMY
                               AWARDS OF THE RESTAURANT INDUSTRY

     The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include THE BREW BROTHERS microbrewed beers and wines from the Ferrari Carano Winery.

     The Eldorado features a 566-seat showroom/theater and other features include a 652-space parking garage, a 360-space valet parking facility and 126 surface parking spaces. Other amenities offered by the Eldorado include several specialty shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to the Eldorado which hosts a variety of special events.

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

     The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms and suites, many of which feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 1997, the Silver Legacy's casino featured approximately 88,500 square feet of gaming space and contained over 2,295 slot machines and 83 table games including blackjack, craps, roulette, Pai Gow Poker, Let It Ride-Registered Trademark-, Caribbean stud poker, mini-baccarat and Pai Gow and three keno games. The Eldorado operates a satellite race and sports book located on the Silver Legacy casino floor. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

     The Silver Legacy's restaurant offerings include a 240-seat buffet, a delicatessen, a steak and seafood restaurant, an oyster bar, a 24-hour coffee shop and a gourmet coffee house. In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include custom retail shops, exercise facilities, a beauty salon and an outdoor swimming pool and sundeck, as well as a video arcade.

     The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and custom retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of over 4,100 rooms, approximately 5,900 slot machines and 240 table games, 20 restaurants and enough parking to accommodate approximately 6,600 vehicles. The Company's management believes that centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

     As of December 31, 1997, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $222 million.

SILVER LEGACY JOINT VENTURE AGREEMENT

     The Silver Legacy was developed by the Silver Legacy Joint Venture formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture (the "Joint Venture Agreement") dated as of March 1, 1994, between ELLC and Galleon, Inc. ("Circus Sub"). Under the terms of the Joint Venture Agreement, each of ELLC and Circus Sub (together the "Partners") owns a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each Partner was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value equal to 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed real property worth $25.0 million on which to build the Silver Legacy and $26.9 million in cash and Circus Sub contributed $51.9 million in cash. In addition, pursuant to the Joint Venture Agreement, Circus Sub's parent corporation, Circus Circus, provided certain loans to the Silver Legacy Joint Venture for the costs of developing and constructing the Silver Legacy and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the development and construction costs (such loans and financing are collectively referred to herein as the "Construction Financing"). In return, Circus Circus receives from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing. The Original Silver Legacy Credit Agreement, as amended and restated, most recently on November 24, 1997 (the "Silver Legacy Credit Agreement") is secured by a deed of trust on the Silver Legacy and by security interests in other assets of the Silver Legacy Joint Venture. Under the terms of the Silver Legacy Credit Agreement, the borrowing limit thereunder (currently $230 million) is subject to scheduled reductions (adjustable ratably for any voluntary permanent reductions) of $4.25 million on March 31, 1998 and quarterly thereafter through December 31, 2000, $5.5 million on March 31, 2001 and quarterly thereafter through December 31, 2002, $6 million on March 31, 2003, and the balance on June 30, 2003 when any indebtedness then outstanding thereunder will become due and payable. Each of ELLC's and Circus Sub's ability to participate in cash flows generated by the Silver Legacy is limited by the terms of the Joint Venture Agreement and the Silver Legacy Credit Agreement. On November 24, 1997, in connection with the most recent amendment and restatement of the Silver Legacy Credit Agreement, the Silver Legacy Joint Venture repaid its indebtedness to Circus Circus in the amount of $35.1 million and funded the repayment by an additional advance under the Silver Legacy Credit Agreement. As of December 31, 1997, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $222 million (representing the principal amount then outstanding under the Silver Legacy Credit Agreement) plus accrued interest of $1,652,691.

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

     PROFIT ALLOCATION. Under the terms of the Joint Venture Agreement, Profits of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable income with certain adjustments) in each fiscal year currently are allocated to the Partners pursuant to the following formula:
(i) the net operating income of the Silver Legacy Joint Venture for financial reporting purposes (determined in accordance with generally accepted accounting principles) for such fiscal year, exclusive of interest expense, is credited to Circus Sub up to the amount of its Priority Allocation (as defined below) for such fiscal year, any balance is credited to ELLC up to the amount of Circus Sub's Priority Allocation for such fiscal year and any remaining balance is credited to the Partners in proportion to their Percentage Interests, (ii) interest expense of the Silver Legacy Joint Venture for such fiscal year is charged to the Partners in proportion to their Percentage Interests and (iii) the difference between net operating income less interest expense and Profits for such fiscal year is credited (or charged) to the Partners in proportion to their Percentage Interests. If this formula causes a Partner to be charged with a loss in any fiscal year, such Partner will be allocated zero Profits for such year and the other Partner will be allocated all of the Profits for such year. Under the terms of the Joint Venture Agreement, such Profits were allocated to the Partners in proportion to their respective Percentage Interests prior to May 1, 1997. Losses of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable loss with certain adjustments) in any fiscal year are allocated to the Partners in proportion to their Percentage Interests.

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

     MANAGEMENT. The Silver Legacy Joint Venture is managed by an Executive Committee, a Managing Partner and a General Manager. The Executive Committee consults with, reviews, monitors and oversees the performance of the Managing Partner and the General Manager, thus functioning in a capacity similar to a corporation's board of directors. The Executive Committee may act only upon the approval of a majority of its members. The Executive Committee has five members, three of whom are appointed by the Managing Partner and the other two of whom are appointed by the other Partner. The Joint Venture Agreement names Circus Sub as the Managing Partner. The current members of the Executive Committee appointed by the Managing Partner are Steve Greathouse, Yvette Landau and Scott Beeman; the current members appointed by ELLC are Donald Carano and Robert Jones.

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

     TRANSFERS OF PARTNERSHIP INTERESTS. After the Silver Legacy has been in operation for at least 10 years and the initial Construction Financing has been paid in full, either Partner may, so long as such Partner is not in default of any of the provisions of the Joint Venture Agreement, offer to purchase the entire interest of the other Partner. If either Partner makes such an offer, the other Partner is required to either sell its interest or purchase the interest of the offering Partner at the price proposed by the offering Partner, subject to a pro rata adjustment if the interests are not equal at the time of the offer. In addition, in the event that (i) a Partner is in default at any time on any two required additional capital contributions, (ii) an Additional Capital Contribution Loan is not repaid within two years, (iii) any deed of trust for the benefit of Circus Circus for the Construction Financing is in default for over one year or (iv) unless otherwise agreed to by Circus Circus, Donald Carano, an immediate family member acceptable to Circus Sub or one of their respective affiliates does not control ELLC, or unless otherwise agreed to by ELLC, Circus Circus does not control Circus Sub, then the non-defaulting Partner may purchase the defaulting Partner's interest. The purchase price will be equal to the net equity of the defaulting Partner's interest, decreased by any amount that the non-defaulting Partner contributed as a capital contribution on behalf of the defaulting Partner (which amount is considered a loan to the defaulting Partner pursuant to the Joint Venture Agreement). Any such purchase and sale is subject to the approval of the Nevada Gaming Authorities.

RENO MARKET

     The Reno market is one of the larger gaming markets in the United States which generated approximately $902 million of gaming revenues in 1997. The opening of the Silver Legacy in 1995 marked Reno's first opening of a newly constructed major hotel/casino since 1978 and its first themed mega-resort, representing an approximately 13% increase in the number of hotel rooms and an approximately 10% increase in the number of gaming positions in the Reno market. As of December 31, 1997, the Reno market featured 15,773 hotel rooms which had an 80.3% average hotel occupancy rate in 1997. According to the Reno Sparks Convention and Visitors Authority (the "Visitors Authority"), other approved or announced projects are expected to add up to 5,500 rooms to the Reno market within a decade, although the Company can not predict how many rooms will actually be completed and placed into service.

     Reno is the second largest city in Nevada, with a population of approximately 165,000 as of July 1997, and is located at the base of the Sierra Nevada mountains along Interstate 80, approximately 140 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market which attracts visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. According to the Visitors Authority, visitors to the Reno market stayed an average of 2.5 nights in 1997. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year, low humidity and modest annual snowfall. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races and the Reno Rodeo. According to the Visitors Authority, the greater Reno area attracted 5.1 million visitors in 1997, compared with
5.2 million in 1996.

     The following table sets forth certain statistical information for the Reno market for the years 1993 through 1997, as reported by the Visitors Authority or the Nevada State Gaming Control Board.

                                                                                THE RENO MARKET
                                                           1993         1994            1995           1996           1997
                                                       ----------    ----------      ----------     ----------     ----------
 Gaming Revenues (000's)...........................    $  811,227    $  826,174      $  889,480     $  885,578     $  901,989
 Gaming Positions(1)(2)............................        29,228        29,943          31,926         32,164         31,762
 Hotel Rooms(1)....................................        12,566        12,582          14,241         15,536         15,773
 Average Hotel Occupancy Rate......................          85.2%         84.4%           86.0%          83.3%          80.3%
 Airline Passenger Arrivals(3).....................     2,374,244     2,670,969       2,911,834      3,450,920      3,523,410
 Convention Attendance.............................       177,925       203,389         314,137        196,707        250,170


 (1)  As of December 31 for each period shown.
 (2) Calculated from information provided by the Nevada State Gaming Control Board.
 (3)  Arrivals to Reno/Tahoe International Airport.


     The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") over the next 12 years and is expected to host many other tournaments for other bowling organizations. The National Bowling Stadium held the WIBC's National Championship Bowling Tournament in 1997 and has scheduled the 2000, 2003, 2006 and 2009 tournaments and the ABC's National Championship Bowling Tournament for 1998, 2001, 2004 and 2007, providing a major bowling tournament in Reno two out of every three years through the year 2009. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater and retail space and can be configured to host special events and conventions.

     Passenger traffic at the Reno/Tahoe International Airport has increased steadily from 1.5 million airline passenger arrivals in 1990 to 3.5 million in 1997. In 1997, eleven scheduled airlines and a number of other charter airlines provided service between Reno and approximately 22 North American cities, providing available seats for more than 16,500 people daily both inbound and outbound. The most frequent users of the airport are Reno Air and Southwest Airlines, with approximately 115 and 85 daily flights, respectively, to or from Reno as of December 31, 1997. The Eldorado and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

COMPETITION

     The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 46 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel/casinos that each generate over $36 million in annual gaming revenues, including Circus Circus-Reno and the Silver Legacy. The Visitors Authority estimates that up to approximately 5,500 rooms will be added to the Reno market by the end of the decade. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. To a lesser extent, the Company also competes with hotel/casino operations located in Las Vegas and Laughlin, Nevada and in the Lake Tahoe area. A substantial number of customers travel to both Reno and the Lake Tahoe market during their visits. Consequently, the Company believes that its success is influenced to some degree by the success of the Lake Tahoe market. Environmental restrictions place limitations on the expansion of hotels and casinos in the Lake Tahoe market. Additionally, the Company competes with casino gaming on Native American-owned lands throughout California, Washington and Oregon, from where it is estimated the Reno market drew in excess of 67% of its visitors in 1997. Furthermore, since the 1980's, legalized gaming opportunities have proliferated throughout the United States, and the Company now competes with pari-mutuel wagering, state-sponsored lotteries, card clubs, bingo, off-track betting, riverboat and other forms of legalized gaming.

     Riverboat, dockside or land-based gaming is currently legal in 14 states and gaming on Native America-owned land is legal in at least 24 states, including California, Washington, and Oregon. In addition, California (from which the Reno market drew approximately 50% of its visitors in 1997) allows other non-casino style gaming, including pari-mutuel wagering, state-sponsored lottery, card clubs, bingo, and off-track betting. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on the Company's operations. Furthermore, while the Company believes that the continued spread of legalized gaming may in the future present the Company with opportunities for expansion (subject to available financing), increased legalized gaming in other states, particularly in areas close to Nevada, such as California, Washington, and Oregon, could adversely affect the Company's operations.

NEVADA REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act (the "Nevada Act") and regulations promulgated there under as well as various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local and governmental authorities (collectively with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities"). The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which seek to, among other things, (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

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

     The Nevada Commission may, in its discretion, require the holder of any debt security of the Company, including the 10-1/2% Senior Subordinated Notes due 2006 of Resorts and Capital, to file applications, be investigated and be found suitable to own such debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Corporation, any change in a Registered Corporation's corporate charter, bylaws, management, policies or operations or any of its gaming affiliates or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of the Company's securities if the record owner, after request, fails to identify the beneficial owner of such securities. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. A Registered Corporation is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a member of or to have any other relationship with such corporation, the Registered Corporation (i) pays that person any dividend or interest upon voting securities of such corporation, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

     A Registered Corporation is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. A Registered Corporation is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of a Registered Corporation to bear a legend indicating that the securities are subject to the Nevada Act.

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

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person whereby he obtains control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as a part of the approval process relating to the transaction.

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

     Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such person (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada for the reason of personal unsuitability.

NATIONAL GAMBLING COMMISSION

     A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive legal and factual study of the social and economic impact of gaming in the United States. The National Commission is required by the enabling legislation to issue a comprehensive report containing its findings and conclusions, together with any recommendations of the National Commission for legislation and administrative actions, within two years after the date on which it held its first meeting, which occurred on June 20, 1997. Any recommendations which may be made by the National Commission could result in the enactment of new laws and/or the adoption of new regulations which could adversely impact the gaming industry in general and the Company in particular. The Company is unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

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

       The Silver Legacy received reimbursement and indemnification from Chevron Company USA of $750,000 for petroleum contamination identified on the Silver Legacy property. The possibility exists that other responsible parties may be identified for this or other sites, and the Company will determine whether to seek contribution or reimbursement from such parties. In addition, reimbursement for some of the expenditures has been, and further reimbursement may be, obtained from the State of Nevada Petroleum Fund which has been established to reimburse parties for costs incurred in clean-up of underground storage tank related contamination.

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

     The Company has expended approximately $725,123 in connection with environmental matters from January 1, 1993 through December 31, 1997, of which approximately $30,473 was expended during 1997.

EMPLOYEES

     As of December 31, 1997, the Company had 2,372 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

FORWARD LOOKING INFORMATION

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risk and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risk and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

ITEM 2.  PROPERTIES.

     The Company's executive offices reside inside the Eldorado, which is located on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in
Item 11 of this Report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 1997 totaled $667,788. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's $50 million revolving credit facility (the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $46.9 million on December 31, 1997 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until March 25, 2000, when it terminates and any balance then outstanding becomes due and payable. At December 31, 1997, the indebtedness outstanding under the Credit Facility was $23.25 million. The Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property located across the street from the Eldorado, all related personal property, substantially all other assets of the Company and a pledge of the Company's interests in ELLC. In addition, Capital has guaranteed the Company's obligations under the Credit Facility.

     The Company owns a 35,000 square foot parcel of land located at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices are located, and owns approximately 90 acres of land located in Verdi, Nevada. At December 31, 1997, the land located in Verdi, Nevada was subject to encumbrances securing the repayment of indebtedness of $83,609. At such date, the land located at 444 North Center Street was subject to no such encumbrances.

     The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 1997, this parcel was subject to an encumbrance securing the repayment of indebtedness of $2,493,428.

     The Company and Circus Circus each own a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy. At December 31, 1997, this parcel was subject to an encumbrance securing the repayment of indebtedness of $1,143,800. Circus Circus reimburses the Eldorado on a quarterly basis for one half the total principal and interest payments.

     The Company's 77% owned subsidiary, ELLC, owns a 50% joint venture interest in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. Reference is made to the information appearing under the heading "Silver Legacy Resort Casino" in Item 1 of this Report, which information is hereby incorporated in this Item 2 by this reference.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     There is no established public trading market for the Company's outstanding membership interests which were owned of record by three entities and two individuals as of December 31, 1997. See Item 12 of this Report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 1997 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions of Resorts and the Predecessor Partnership to their members and partners aggregated $9,200,000 and $7,000,000 for 1996 and 1997, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.


                     SELECTED CONSOLIDATED FINANCIAL DATA
                            (DOLLARS IN THOUSANDS)
                           YEARS ENDED DECEMBER 31,
                           ------------------------


                                                      1993            1994            1995            1996            1997
                                                      ----            ----            ----            ----            ----
CONSOLIDATED STATEMENT OF INCOME DATA:
Operating revenues:
    Casino . . . . . . . . . . . . . . . . . . .    $ 95,261        $ 97,809        $106,737        $104,608        $104,513
    Food, beverage and entertainment . . . . . .      31,436          31,718          33,780          34,483          41,061
    Hotel. . . . . . . . . . . . . . . . . . . .      16,518          16,837          17,200          16,784          17,769
    Equity in net income (loss) of
    unconsolidated affiliate(1). . . . . . . . .          --              --          (3,208)          1,758             390
    Other. . . . . . . . . . . . . . . . . . . .       5,328           4,316           4,908           7,120           7,093
    Less promotional allowances. . . . . . . . .     (11,486)        (12,482)        (13,895)        (14,102)        (14,545)
                                                    ---------       ---------       ---------       ---------       ---------

        Net revenues . . . . . . . . . . . . . .     137,057         138,198         145,522         150,651         156,281

Operating expenses:
    Casino . . . . . . . . . . . . . . . . . . .      34,573          37,554          42,692          44,557          45,786
    Food, beverage and entertainment . . . . . .      23,772          23,006          26,363          26,225          30,531
    Hotel. . . . . . . . . . . . . . . . . . . .       5,882           6,554           7,536           7,219           7,387
    Other. . . . . . . . . . . . . . . . . . . .       2,799           2,361           2,043           3,246           3,510
    Selling, general and administrative(2) . . .      27,316          27,509          28,335          29,237          30,566
    Depreciation . . . . . . . . . . . . . . . .       7,241           7,325           8,166          10,361          12,478
    Abandonment loss(3). . . . . . . . . . . . .          --              --           1,862              --              --
                                                   ---------       ---------       ---------       ---------       ---------
        Total Operating expenses . . . . . . . .     101,583         104,309         116,997         120,845         130,258
                                                   ---------       ---------       ---------       ---------       ---------
Operating income . . . . . . . . . . . . . . . .      35,474          33,889          28,525          29,806          26,023
Interest expense, net. . . . . . . . . . . . . .      (5,181)         (3,254)         (5,336)        (10,935)        (13,694)
                                                   ---------       ---------       ---------       ---------       ---------
Net income before minority interest. . . . . . .      30,293          30,635          23,189          18,871          12,329
Minority interest in net (income) loss of
   unconsolidated affiliate(4) . . . . . . . . .          --              --             745            (408)            (91)
                                                   ---------       ---------       ---------       ---------       ---------
Net income(5). . . . . . . . . . . . . . . . . .    $ 30,293        $ 30,635        $ 23,934        $ 18,463        $ 12,238
                                                   ---------       ---------       ---------       ---------       ---------
                                                   ---------       ---------       ---------       ---------       ---------
OTHER DATA:
EBITDA(6). . . . . . . . . . . . . . . . . . . .    $ 42,715        $ 41,214        $ 41,761        $ 38,409        $ 38,111
Net cash provided by (used in):
    Operating activities . . . . . . . . . . . .      32,002          38,786          36,345          31,201          22,782
    Investing activities . . . . . . . . . . . .     (10,478)        (37,045)        (62,791)        (22,336)        (15,837)
    Financing activities . . . . . . . . . . . .     (21,876)         (1,205)         27,208          (9,202)         (6,361)
Capital expenditures . . . . . . . . . . . . . .      10,562          12,053          57,451          24,981          15,957

OPERATING DATA(7):
Number of hotel rooms(8) . . . . . . . . . . . .         783             783             817             817             815
Average hotel occupancy rate . . . . . . . . . .        93.0%           93.7%           93.8%           93.6%           90.1%
Casino square footage(8) . . . . . . . . . . . .      61,500          61,500          76,500          81,500          81,500
Number of slot machines(8) . . . . . . . . . . .       1,568           1,597           1,904           1,976           1,858
Number of table games(8) . . . . . . . . . . . .          77              71              84              89              79

                                                                                  AT DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                      1993            1994            1995            1996            1997
                                                      ----            ----            ----            ----            ----

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . . .    $  4,824        $  5,360        $  6,122        $  5,785        $  6,369
Total assets . . . . . . . . . . . . . . . . . .     129,645         160,384         215,592         234,293         238,627
Total debt . . . . . . . . . . . . . . . . . . .      61,469          79,064         123,630         128,503         129,404
Members' equity (9). . . . . . . . . . . . . . .      57,799          69,634          74,768          84,031          89,269

SEE FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA WHICH APPEAR ON THE NEXT PAGE.

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

(2) Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $4.3 million, $2.9 million and $1.8 million for the years ended December 31, 1995, 1996 and 1997, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts has entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 1996 and 1997 of $4.6 million and $4.3 million, respectively.

(3) Abandonment loss equals the net book value of property disposed of as a result of the expansion of the Eldorado and represents the undepreciated value of such property.

(4) Minority interest in net (income) loss of unconsolidated affiliate represents the 23% minority interest partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by Resorts' equityholders.

(5) The Predecessor Partnership was not subject to U.S. Federal income taxes, as the Partners included their respective shares of partnership taxable income in their income tax returns. For each period shown, the Predecessor Partnership made distributions to its Partners, a portion of which was to reimburse the Partners for such tax liability. As a limited-liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective share of the Resorts' taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

(6) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 1995, EBITDA was adjusted to exclude ELLC's equity in net income (loss) of its unconsolidated affiliate of ($3.2) million and abandonment loss of $1.9 million. For the year ended December 31, 1996, EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliate of $1.8 million. For the year ended December 31, 1997, EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliate of $0.4 million. EBITDA as presented may not be comparable to EBITDA of other entities as other entities may not calculate EBITDA in the same manner. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

(7)  Excludes the operating data of the Silver Legacy.

(8)  As of the end of each period presented.

(9) Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL.

     Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 77% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability Company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. The remaining 23% interest in ELLC is owned by the principal equityholders of Resorts. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

     The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income (loss) before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See Note 8 of the Notes to the Consolidated Financial Statements included in this Report.

     The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO
YEAR ENDED DECEMBER 31, 1996

NET REVENUES.

     Net revenues were $156.3 million for the year ended December 31, 1997, compared to $150.7 million in 1996, an increase of 3.7%, despite a January 1997 flood in Reno, which negatively impacted traffic during the month. The increase in net revenues resulted from increased hotel revenues and food, beverage and entertainment revenues, due in part to an influx of visitors in the Reno market attending the WIBC National Championship Bowling Tournament held from March through July 1997. Net revenues increased notwithstanding the fact that the Company only recognized income from its unconsolidated affiliate, the Silver Legacy Joint Venture, during the first quarter of 1997, as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 8 of the Notes to the Consolidated Financial Statements included in this Report. The Company recognized income from its unconsolidated affiliate from January 1, 1997 through May 1, 1997, after clarification of the Joint Venture Agreement. Net revenues for the year ended December 31, 1997 include $0.4 million of income from its unconsolidated affiliate as compared to $1.8 million for the year ended December 31, 1996.

     Casino revenues remained essentially unchanged at $104.5 million for the year ended December 31, 1997 compared to $104.6 million in 1996.

     Food, beverage and entertainment revenues were $41.1 million for the year ended December 31, 1997 compared to $34.5 million in 1996, an increase of 19.1%. The increase in food, beverage and entertainment revenues was due primarily to the opening of THE BISTRO ROXY in December 1996 and the ELDORADO SHOWROOM which opened in May 1997.

     Hotel revenues increased to $17.8 million for the year ended December 31, 1997 from $16.8 million for the year ended December 31, 1996, an increase of 5.9%, despite a decrease in the Company's hotel occupancy rate for the year ended December 31, 1997 to approximately 90.1% from 93.6% in 1996. Such decrease in the hotel occupancy rate was due primarily to the flood in January 1997. The revenue increase is a result of an increase in the Company's average daily rate ("ADR") by approximately $5 in 1997 compared with 1996.
The influx of visitors attending the WIBC National Championship Bowling Tournament was a factor contributing to this increase in ADR.

     Other revenues for the year ended December 31, 1997 and 1996 were comparable at $7.1 million. Included in the 1996 amount is a $0.5 million gain on the sale of land during the second quarter of 1996, which was primarily offset by increased revenues in the Company's retail shops in 1997.

     Promotional allowances, expressed as a percentage of casino revenues, increased to 13.9% in 1997 as compared to 13.5% in 1996. The increase is due to increased use of complimentaries to all levels of casino patrons including those participating in the WIBC National Championship Bowling Tournament.


OPERATING EXPENSES.

     The Company's operating expenses increased by 7.8% to $130.3 million for the year ended December 31, 1997 from $120.8 million for the year ended December 31, 1996. This increase is attributable to increased expenses in the casino, food, beverage and entertainment departments, depreciation and an increase in selling, general and administrative expenses.

     Casino expenses increased by 2.8% to $45.8 million for the year ended December 31, 1997 from $44.6 million for the year ended December 31, 1996. The increase was due to the opening, during the second quarter of 1996, of a satellite race and sports book operated by the Eldorado at the Silver Legacy, in addition to increased promotional expense related to the WIBC bowling tournament and bus programs.

     Food, beverage and entertainment expenses increased 16.4% to $30.5 million for the year ended December 31, 1997 from $26.2 million for the year ended December 31, 1996. The increase is due primarily to the addition of THE BISTRO ROXY which opened in December 1996 and the ELDORADO SHOWROOM which opened in May 1997.

     Hotel expenses increased slightly to $7.4 million for the year ended December 31, 1997 from $7.2 million for the year ended December 31, 1996, an increase of 2.3%, reflecting a slight increase in payroll and marketing expenditures despite a decrease in hotel occupancy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses increased by 4.6% for the year ended December 31, 1997 to $30.6 million from $29.2 million for the year ended December 31, 1996. The increase was partially attributable to increased expenditures in advertising, property maintenance and public area housekeeping in 1997. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc., Resorts' controlling member. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company. These obligations and the aforementioned management fees are included within selling, general and administrative expenses.

DEPRECIATION.

     Depreciation for the year ended December 31, 1997 was $12.5 million compared to $10.4 million for the year ended December 31, 1996, an increase of 20.4%. The increase was attributable to the depreciation of THE BISTRO ROXY and the ELDORADO SHOWROOM, which were not in service in the prior period, and the DANIEL'S MOTOR LODGE, which was in service for only a portion of the prior period.


INTEREST EXPENSE, NET.

     Interest expense, net of capitalized interest and interest income, for the years ended December 31, 1997 and 1996 was $13.7 million and $10.9 million, respectively, an increase of 25.2%. Interest expense increased as a result of an increase in the average outstanding borrowings in 1997, as compared to 1996, and as a result of an increase in the Company's cost of capital in 1997. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1996 and 1997. The Company's increase in cost of capital is due to the issuance in July 1996 of $100 million principal amount of 10 1/2% Notes, the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of July 31, 1996 bore interest at an average annual rate of 7.5%. The Company capitalized interest of $0.3 million for the year ended December 31, 1997 related to construction costs, as compared to $0.4 million for the year ended December 31, 1996.

NET INCOME.

     As a result of the factors described above, net income after minority interest in net income of its unconsolidated affiliate for the year ended December 31, 1997, declined by 33.7% to $12.2 million compared to $18.5 million for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995

NET REVENUES.

     Net revenues were $150.7 million for the year ended December 31, 1996, compared to $145.5 million for the same period in 1995, an increase of 3.5%. Net revenues in 1996 included $1.8 million in equity in net income of unconsolidated affiliate while the comparable period in 1995 included $3.2 million in equity in net loss of unconsolidated affiliate. The Company generated strong net revenues during the first half of 1995, due primarily to the influx of visitors attending the American Bowling Congress National Championship Bowling Tournament held from February through June 1995 and the opening of the Silver Legacy in July 1995. Despite the absence of a major bowling tournament in 1996, the Company's net revenues for the year ended December 31, 1996 exceeded the results of the prior year as a result of the expansion and addition of food and beverage facilities, including THE BREW BROTHERS in July 1995, CHEF'S PAVILION in October 1995, the mezzanine casino bar in March 1996, and the addition of a video arcade and three new specialty shops in July 1995.

     Casino revenues declined by 2.0% to $104.6 million for the year ended December 31, 1996, compared to $106.7 million for the year ended December 31, 1995. Casino revenues declined in 1996, despite the opening of the mezzanine casino in March 1996, primarily due to decreased revenue in slots and games as a result of competition from increased gaming capacity in the Reno area due to the opening of the Silver Legacy. In addition, certain factors were in existence in 1996 that were not present in 1995, such as poor weather in the first quarter and December 1996, which negatively impacted weekend traffic, and the lack of a major bowling tournament.

     Food and beverage revenues were $34.5 million for the year ended December 31, 1996, compared to $33.8 million for the year ended December 31, 1995, an increase of 2.1%. The increase in food and beverage revenues was due primarily to the opening of THE BREW BROTHERS in July 1995 and the CHEF'S PAVILION in October 1995, in addition to changes in menu mix and increases to certain menu items in selected restaurants. These increases were somewhat offset by the closing of THE VINTAGE restaurant in January 1996 to make room for the new mezzanine casino and the temporary closing of CHOICE'S EXPRESS CAFE restaurant during the first quarter of 1996 to remodel and redesign the restaurant for the addition of an Asian noodle kitchen.

     Hotel revenues declined by 2.4% to $16.8 million for the year ended December 31, 1996, from $17.2 million for the same period in 1995. The Company's ADR decreased to $55 for the year ended December 31, 1996, from $60 for the year ended December 31, 1995, and hotel occupancy over these periods remained constant at approximately 94%. The decrease in ADR was caused primarily by competition resulting from increased room capacity in the Reno area due to the opening of the Silver Legacy and other properties in the second half of 1995. The Company was able to partially offset the decrease in hotel revenues caused by the decline in ADR through increased utilization of improved room amenities, such as in-room movies and telephone usage.

     Other revenues in 1996 were $7.1 million compared to $4.9 million in 1995, an increase of 45.1%. This increase was attributable primarily to added retail capacity with the opening of three new specialty shops in July 1995 and an increase in revenue from the video arcade. Other revenues included a $0.5 million gain on the sale of land during the second quarter of 1996 and revenue from the DANIEL'S MOTOR LODGE during the second half of 1996. The DANIEL'S MOTOR LODGE, an 82-room motel located adjacent to the Eldorado parking garage, began operations as part of the Eldorado in August 1996.

     Promotional allowances expressed as a percentage of casino revenues for the year ended December 31, 1996 increased to 13.5% as compared to 13.0% in 1995. The increase is due to an increased use of complimentaries to all levels of casino patrons and a marketing program targeting wholesale travelers.

OPERATING EXPENSES.

     The Company's operating expenses increased by 3.3% to $120.8 million for the year ended December 31, 1996, from $117.0 million in 1995. This increase is attributable to increased expenses in the casino, other departments which include retail and the DANIEL'S MOTOR LODGE, increased depreciation and an increase in selling, general and administrative expenses. The increase in expenses was partially offset by improved operating margins in the hotel and the food and beverage departments.

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

     Food and beverage expenses for the year ended December 31, 1996 decreased slightly to $26.2 million from $26.4 million in 1995. Despite an increase in support personnel and the costs associated with the expanded facilities, the Company was able to offset these increases by more cost effective purchasing and adjustments to the restaurant menu mix and management's concerted effort to contain and economize entertainment expenditures.

     Hotel expenses declined for the year ended December 31, 1996 to $7.2 million a decrease of 4.2% from $7.5 million in 1995. The decline was primarily due to promotional expense decreases in the hotel sales department in the first six months of 1996, compared to the same period in 1995 because of the absence of a major bowling tournament in 1996.

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

DEPRECIATION.

     Depreciation for the year ended December 31, 1996 was $10.4 million compared to $8.2 million in 1995. The increase was attributed to the depreciation of assets that were not in service in the prior periods. These assets include the addition of 36 suites, the CHEF'S PAVILION, the mezzanine casino, the GRAND PLAZA and the skyway corridor, which includes THE BREW BROTHERS and added retail space.

INTEREST EXPENSE, NET.

     Interest expense, net of capitalized interest and interest income in 1996 and 1995 was $10.9 million and $5.3 million, respectively, an increase of 104.9%. Interest expense increased as a result of an increase in the average outstanding borrowings for 1996, as compared to 1995 and as a result of an increase in the Company's cost of capital. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1995 and 1996. The Company's increase in cost of capital is due to the issuance of the 10-1/2% Notes, the net proceeds of which were used to repay approximately $96.5 million of borrowings outstanding under the Company's Credit Facility (as defined below), which as of July 31, 1996 bore interest at an approximate average annual rate of 7.5%. The Company capitalized interest of $0.4 million in 1996, as compared to $2.7 million in 1995.

NET INCOME.

     As a result of the factors described above, net income for the year ended December 31, 1996, declined by 22.9% to $18.5 million compared to $23.9 million in 1995.

CORPORATE EXPENSES/MANAGEMENT FEES.

     The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $4.3 million, $2.9 million and $1.8 million for the years ended December 31, 1995, 1996 and 1997, respectively. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees have become payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended December 31, 1996 and 1997 of $4.6 million and $4.3 million, respectively.

SEASONALITY.

     Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 1995, 1996 and 1997.


                                      1995           1996           1997
                                     ------         ------         ------
 First quarter                        21.6%          21.8%          21.8%
 Second quarter                       24.9%          25.4%          26.3%
 Third quarter                        28.8%          29.0%          28.3%
 Fourth quarter                       24.7%          23.8%          23.6%
                                     ------         ------         ------
   Total                             100.0%         100.0%         100.0%

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance in July 1996 of the 10-1/2% Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization for the years ended December 31, 1997 and 1996, as adjusted to exclude equity in net income (loss) of its unconsolidated affiliate was $38.1 million for the year ended December 31, 1997 as compared to $38.4 million in 1996.

     At December 31, 1997, the Company had $6.4 million of cash and cash equivalents and $23.65 million available pursuant to its Credit Facility (as defined below). The net proceeds of the July 1996 offering (the "Offering") by the Company and its wholly owned subsidiary, Eldorado Capital Corp., of the 10-1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $46.9 million on December 31, 1997 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until March 25, 2000, when it terminates and any balance then outstanding becomes due and payable. As of December 31, 1997, the Company had $100 million in aggregate principal amount of 10-1/2% Notes outstanding, $23.25 million outstanding under the Credit Facility and approximately $3.4 million of other long term debt (net of current portion).

     The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year, for as long as it is not taxed as a corporation, to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the years ended December 31, 1996 and 1997, Resorts made distributions to its members of $9.2 and $7.0 million, respectively.

     As the result of computer programs being written using two digits rather than four to define the applicable year, systems failures and disruptions to operations may occur at January 1, 2000 (the "Year 2000 Situation"). The Company has made a preliminary assessment of its exposure to the Year 2000 Situation and is in the process of remediating its systems to avoid systems' failures and disruptions as a result the Year 2000 Situation. This remediation plan includes continuing to assess the Company's inventory of issues associated with the Year 2000 Situation, contacting the suppliers of certain of their systems to determine the timing of applicable upgrades, and implementing the currently available upgrades to address the Year 2000 Situation. The Company will continue to evaluate its vulnerability in the case of suppliers' failure to remediate their own exposure to the Year 2000 Situation. The Company's failure to successfully conclude its remediation efforts by January 1, 2000 could have a material adverse effect on the Company. Expenditures to address the Year 2000 Situation were approximately $35,000 in 1997 and are currently estimated to be $500,000 and $470,000 in 1998 and 1999, respectively.

     The Company's unconsolidated affiliate, Silver Legacy Joint Venture, is in the process of assessing its exposure to the Year 2000 Situation. The Silver Legacy remediation plan is encompassed within the remediation plan of Circus Circus Enterprises, Inc. The failure to successfully conclude the remediation effort relating to the Silver Legacy by January 1, 2000 could have a material adverse effect on the Silver Legacy Joint Venture and the Company.

     During the year ended December 31, 1997, the Company's principal uses of funds were capital expenditures related to progress payments on the Company's hotel refurbishment ($1.8 million) and construction of the ELDORADO SHOWROOM ($8.5 million). Total capital expenditures for the year ended December 31, 1997 were approximately $16.0 million.

     The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include approximately $3.2 million for the completion of the Company's current casino and hotel refurbishment program, which was expanded to cover substantially all of the Eldorado hotel rooms and is anticipated to be completed during the first half of 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the report of independent public accountants and the consolidated financial statements appearing on pages 39 through 56 of this Report, which are incorporated in this Item 8 by such reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

     Resorts is managed by its Board of Managers, which currently consists of four Board Members. The initial Board Members designated in the Operating Agreement are Donald Carano, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. In September 1996, the Members elected Leslie Stone Abraham as an additional Board Member. Each corporation that serves as a Board Member must select a corporate officer as its representative. Recreational Enterprises, Inc. has selected Gary Carano as its representative and Hotel Casino Management, Inc. has selected Raymond Poncia as its representative. A corporation which is a Board Member may change its representative at any time by providing notice to Resorts. The Operating Agreement provides that the Board of Managers will consist of at least three, but not more than seven, Board Members, as determined by a majority of the Board of Managers.

     Board Members are elected at annual meetings of the Resorts' members for one-year terms. Any Board Member may be removed from office with a vote of 60% of the membership interests, but no Board Member may be removed where there would be enough votes to elect that Board Member at an election. In an election, each Member is entitled to as many votes as equals the number of percentage points of such Member's interest multiplied by the number of Board Members to be elected. Members can cast all of their votes for a single Board Member or distribute them among the candidates for Board Members as they see fit. The Board of Managers generally has control over the management and affairs of Resorts. Board Members are required to devote enough time to Resorts to reasonably perform their duties. Resorts' Chief Executive Officer, Donald L. Carano, supervises the day-to-day operations of Resorts. Members and interest holders have no right to participate directly in management or control of Resorts, except for votes required for certain extraordinary transactions described in the Operating Agreement.

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

     The following tables set forth certain information with respect to persons who are members of the Board of Managers (each a "Board Member"), executive officers of Resorts or the Eldorado and other significant employees. Also set forth are the respective positions with Capital held by each person who is a director or officer of Capital.

               BOARD MEMBERS AND EXECUTIVE OFFICERS

     NAME              AGE                  POSITION(S)
     ----              ---                  ----------
Donald L. Carano        66  Presiding Board Member, Chief Executive Officer
                            and President of Resorts; President and Director
                            of Capital
Robert M. Jones         55  Chief Financial Officer of Resorts
Gene R. Carano          42  Vice President and Secretary of Resorts and
                            Co-General Manager of the Eldorado; Treasurer of
                            Capital
Gregg R. Carano         38  Vice President of Resorts and Co-General Manager
                            of the Eldorado; Director of Capital
Gary L. Carano          45  Board Member--Appointed by Recreational Enterprises,
                            Inc. as its corporate representative
Raymond J. Poncia, Jr.  64  Board Member--Appointed by Hotel Casino Management,
                            Inc. as its corporate representative; Director of
                            Capital
Leslie Stone Abraham    37  Board Member

                        SIGNIFICANT EMPLOYEES


     NAME              AGE                  POSITION(S)
     ----              ---                  -----------
Robert B. MacKay        50  Director of Administration of the Eldorado
Robert B. Mouchou       42  Vice President of Operations of the Eldorado
Rick W. Murdock         42  Director of Casino Marketing of the Eldorado
Rhonda B. Carano        44  Director of Advertising and Public Relations
                            of the Eldorado


DONALD L. CARANO. Mr. Carano has served as Chief Executive Officer of, and has owned a controlling interest in, Resorts or its predecessor since 1973. Previously, he was an attorney with the firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP, with which he maintains an "of counsel" relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Mr. Carano's commitment to the development and promotion of tourism in Reno has earned him several awards, including the Nevada Food and Beverage Directors Association Man-of-the-Year Award, the American Lung Association 1993 Distinguished Community Service Award and the 1992 Hotelier of the Year Award. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary, Gene, Glenn, Gregg and Cindy Carano and is married to Rhonda Carano.

ROBERT M. JONES. Mr. Jones has served as Chief Financial Officer of Resorts or its predecessor since 1989. Prior to joining the Predecessor Partnership in 1984, Mr. Jones spent fourteen years in public accounting, ten of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant, was an honors graduate of the University of Arizona with a major in accounting and has a Master of Business Administration degree in taxation from Golden Gate University in San Francisco.

GENE R. CARANO. Mr. Carano has served as Vice President of Resorts or its predecessor and Co-General Manager of the Eldorado since 1993 and has been Secretary of Resorts since June 1996. From 1986 to 1993, Mr. Carano served as the Eldorado's Director of Gaming. Prior to joining the Eldorado, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss. Mr. Carano studied business management and hotel administration at Utah State University and the University of Nevada, Las Vegas.

GREGG R. CARANO. Mr. Carano has served as Vice President of Resorts or its predecessor and as the Co-General Manager of the Eldorado since 1994. He served as General Manager of Circus Circus-Reno from 1993 to 1994. From 1985 to 1993, Mr. Carano served as Director of Food and Beverage at the Eldorado. Mr. Carano holds a Bachelor of Science Degree in Hotel/Restaurant Management from Florida International University and an Associates Degree in Occupational Studies in Culinary Arts from the Culinary Institute of America.

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

LESLIE STONE ABRAHAM. Ms. Abraham has been a Board Member since 1996. Since December 1996 she has been a Managing Director of Wasserstein Perella & Co. Inc., where she has been a director since 1995. Prior thereto, Ms. Abraham was a Vice President at Salomon Brothers Inc where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Abraham received an M.B.A. and a B.S. from U.C.L.A.

ROBERT B. MACKAY. Mr. MacKay has been the Director of Administration of the Eldorado since 1989. From 1985 to 1989, Mr. MacKay served as the Eldorado's Treasurer. He also has held the positions of Director of Finance and Controller of the Eldorado. Mr. MacKay is a Certified Public Accountant and is a graduate of the University of Nevada, Reno with a degree in Accounting.

ROBERT B. MOUCHOU. Mr. Mouchou has been the Vice President of Operations of the Eldorado since 1997. Mr. Mouchou joined the Eldorado in 1979 and has held a variety of positions, including Director of Gaming, Games Manager, Assistant Slot Manager, Casino Analyst, Assistant Controller and Audit Supervisor.

RICK W. MURDOCK. Mr. Murdock has been the Director of Casino Marketing of the Eldorado since 1995. He began his career at the Eldorado in 1981 and has since held various positions, including Director of Sales, National Sales Manager and Assistant Hotel Manager.

RHONDA B. CARANO. Mrs. Carano has been the Director of Advertising and Public Relations of the Eldorado since 1978. Mrs. Carano previously worked as a management trainee at the Eldorado from 1976 to 1978 where she learned the hotel/casino business. Mrs. Carano is the Vice President of the Ferrari Carano Winery. She received a Bachelor of Science degree from the University of Nevada, Reno.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLES

The following table sets forth all compensation paid by the Predecessor Partnership during 1995 and from January 1, 1996 through June 30, 1996, and by Resorts from July 1, 1996 through December 31, 1997, to the Resort's officers named below (the "Named Officers").


                                                                  ANNUAL                  LONG-TERM
                                                               COMPENSATION(1)           COMPENSATION
                                                           ------------------------     -------------
                                                                                          NUMBER OF
                                                                                         APPRECIATION
                                                                                            RIGHTS
NAME AND PRINCIPAL POSITION                                  SALARY          BONUS          GRANTED   COMPENSATION
                                                            --------       --------      -----------  ------------
Donald Carano..............................      1997       $561,000              0              0         $2,693(2)
  Board Member and Chief                         1996        550,000              0              0          2,564
  Officer of Resorts                             1995        450,000         50,000              0          1,501

Robert Jones...............................      1997        303,000         24,000              0          3,488(3)
  Chief Financial Officer of Resorts             1996        270,000         24,000              0          3,344
                                                 1995        255,000         30,000         75,000          2,807

Gene Carano................................      1997        306,000         71,500              0          3,000(4)
  Vice President of Resorts and Co-General       1996        300,000         48,000              0          3,235
  Manager of the Eldorado                        1995        300,000         72,000        100,000          3,080

Gregg Carano...............................      1997        306,000         72,000              0          3,488(5)
  Vice President of Resorts and Co-General       1996        300,000         48,000              0          3,344
  Manager of the Eldorado                        1995        300,000         72,000        100,000          3,276

Rhonda Carano..............................      1997        229,000         36,000              0            936(6)
  Director of Advertising and Public Relations   1996        225,000         36,000              0          1,151
                                                 1995        225,000         36,000              0          1,267


(1) Salary includes for each Named Officer any amount he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan. Prior to July 1, 1996, the salaries of the Named Officers were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. Certain of such Named Officers also perform services for Recreational Enterprises, Inc. unrelated to the business of the Company for which they receive salaries from Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such Named Officers and certain other key employees became payroll obligations of the Company. The Company has been informed by Recreational Enterprises, Inc. that the salaries and bonuses
    (including deferred compensation) shown for the periods prior to July 1996 are attributable to services provided by the Named Officers to the Company.

(2) Includes contributions to the Company's 401(k) Plan (as defined herein) of $2,375, payment of term life insurance premiums of $132 and payment of health insurance premiums of $186.

(3) Includes contributions to the Company's 401(k) Plan of $2,375, payment of term life insurance premiums of $132 and payment of health insurance premiums of $981.

(4) Includes contributions to the Company's 401(k) Plan of $1,887, payment of term life insurance premiums of $132 and payment of health insurance premiums of $981.

(5) Includes contributions to the Company's 401(k) Plan of $2,375, payment of term life insurance premiums of $132 and payment of health insurance premiums of $981.

(6) Includes contributions to the Company's 401(k) Plan of $618, payment of term life insurance premiums of $132 and payment of health insurance premiums of $186.

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

     The Company did not grant any appreciation rights to the Named Officers in 1997. Nor did any of the Named Officers exercise any appreciation rights during 1997. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 1997.

                                                 NUMBER OF  UNEXERCISED       VALUE OF  UNEXERCISED
                                                APPRECIATION RIGHTS AS OF     APPRECIATION RIGHTS AS OF
                                                    DECEMBER 31, 1997              DECEMBER 31, 1997
                                                ---------------------------   ---------------------------
   NAME                                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
   ----                                         -----------   -------------   -----------   --------------

Donald Carano...........................            --             --              --             --
Robert Jones............................          31,250         43,750            $0             $0
Gene Carano.............................          37,500         62,500             0              0
Gregg Carano............................          37,500         62,500             0              0
Rhonda Carano...........................            --             --              --             --


DEFERRED COMPENSATION PLAN

     Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 1997, four employees of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in prior years which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. Amounts the Company is obligated to distribute to participants pursuant to the Deferred Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 1997, totaled $910,726.


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company will pay to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. The current term of the Management Agreement continues in effect until July 1, 1999 and will be automatically renewed for additional three year terms until terminated by one of the parties. In 1997, the management fees paid by the Company to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. pursuant to the Management Agreement aggregated $1,443,342 and $399,487, respectively. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

     The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent in 1997 totaled $667,788. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

     In addition, the Company leases certain real property from G & G Associates, a general partnership of which Gary Carano is a general partner. Lease payments in 1997 totaled approximately $24,975. In the opinion of the Company's management, the terms of this lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

     The Company pays insurance premiums for and from time to time leases an aircraft owned by Recreational Enterprises, Inc. and a yacht owned by Hotel Casino Realty Investments, Inc. for use in operating the Company's business. In 1997, (i) insurance premiums and lease payments for the aircraft totaled $205,286, and (ii) insurance premiums and lease payments for the yacht totaled $87,170. In the opinion of the Company's management, each of these premiums and lease payments is at least as favorable to the Company as could have been obtained from an unaffiliated third party.

     The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 1997 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following chart illustrates the ownership of the Company and the Silver Legacy Joint Venture. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Capital is a wholly-owned subsidiary of Resorts.













Description of the Chart:           The chart illustrates the following
relationships: (i) the ownership of Resorts by Recreational Enterprises, Inc. (55%), Hotel Casino Realty Investments, Inc. (6%), Hotel Casino Management, Inc. (29%), Donald L. Carano (5%) and Ludwig J. Corrao (5%); (ii) the ownership of Hotel Casino Realty Investments, Inc. by Recreational Enterprises, Inc. (50%) and Hotel Casino Management, Inc. (50%); (iii) the ownership of Capital by Resorts (100%); (iv) the ownership of ELLC by Recreational Enterprises, Inc. (15.4902%), Hotel Casino Management, Inc. (7.7451%) and Resorts (76.7647%); (v) the ownership of Silver Legacy Joint Venture by ELLC (50%) and Circus Sub (50%); and (vi) the ownership of Circus Sub by Circus Circus (100%).

      The following table sets forth certain information regarding the beneficial ownership of the Resorts' outstanding membership interests by (i) each person known by Resorts to be a beneficial owner of 5% or more of the outstanding membership interests, (ii) each Board Member, (iii) each of the Named Officers and (iv) all Board Members and executive officers of Resorts as a group.


                                                                  MEMBERSHIP
             NAME AND ADDRESS OF BENEFICIAL OWNER                 INTEREST %
             ------------------------------------                 ----------
       Donald L. Carano(1)(2). . . . . . . . . . . . . . . . .        63.0%
       Recreational Enterprises, Inc.(3) . . . . . . . . . . .        55.0%
       Raymond J. Poncia, Jr.(4)(5). . . . . . . . . . . . . .        32.0%
       Hotel Casino Management, Inc.(5)(6) . . . . . . . . . .        29.0%
       Hotel Casino Realty Investments, Inc.(7). . . . . . . .         6.0%
       Gene R. Carano(2)(8). . . . . . . . . . . . . . . . . .         5.6%
       Gregg R. Carano(2)(8) . . . . . . . . . . . . . . . . .         5.6%
       Gary L. Carano(2)(8). . . . . . . . . . . . . . . . . .         5.6%
       Cindy L. Carano(2)(8) . . . . . . . . . . . . . . . . .         5.6%
       Glenn T. Carano(2)(8) . . . . . . . . . . . . . . . . .         5.6%
       Ludwig J. Corrao(9) . . . . . . . . . . . . . . . . . .         5.0%
       Robert M. Jones . . . . . . . . . . . . . . . . . . . .          --
       Leslie Stone Abraham. . . . . . . . . . . . . . . . . .          --
       All Board Members and executive officers as a group . .        95.0%

-----------------
(1) Includes 5.0% owned by Mr. Carano individually, 55.0% owned by Recreational Enterprises, Inc., which is owned by members of the Carano family, and 3.0% beneficially owned by Mr. Carano through Recreational Enterprises, Inc.'s 50.0% ownership of Hotel Casino Realty Investments, Inc.

(2)  The address of Donald L. Carano, Gene R. Carano, Gregg R. Carano and Cindy
     L. Carano is c/o Eldorado Resorts LLC, P.O. Box 3399, Reno, Nevada 89505. The address of Gary L. Carano and Glenn T. Carano is c/o Silver Legacy Resort Casino, 407 N. Virginia Street, Reno, Nevada 89501.

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

(9)  The address of Ludwig J. Corrao is P.O. Box 12907, Reno, Nevada 89510.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Resorts' approximately 77% owned subsidiary, ELLC, holds a 50% interest in the Silver Legacy Joint Venture, which owns and operates the Silver Legacy. In connection with ELLC's entering into the Silver Legacy Joint Venture, Resorts loaned $23.0 million to ELLC, and ELLC contributed the $23.0 million to the Silver Legacy Joint Venture as a portion of its equity investment. Resorts intends to enter into an agreement with ELLC and the other members of ELLC pursuant to which Resorts will (i) contribute to the capital of ELLC all or a substantial portion of the promissory note which evidences ELLC's $23.0 million obligation to Resorts and (ii) assume certain other obligations of the other ELLC members in exchange for an increased equity interest in ELLC. Following these transactions, Resorts anticipates that its ownership interest in ELLC will increase from approximately 77% to in excess of 90%.

     On May 16, 1996, the Company entered into an agreement with the Silver Legacy Joint Venture to operate a race and sports book located in the Silver Legacy (the "Legacy Book"). The Company supplies the management, employees, and equipment associated with the operation of the Legacy Book and records a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sports book agreement. For the year ended December 31, 1997 the Company recorded $483,000 in casino revenues and $358,000 in casino expenes. Silver Legacy Joint Venture is owned approximately 15.5% and 7.7%, respectively, by entities which are beneficially owned by members of the Carano family and the Poncia family. See
Item 12 of the Report.

     A reference is made to the information which appears under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report, which information is incorporated herein by this reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


               (a)(1)  Financial Statements

                       Incorporated by reference in Item 8 of this Report and included on pages 39 through 56 hereof:

                       Consolidated Balance Sheets at December 31, 1997 and December 31, 1996

                       Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

                       Consolidated Statements of Members' Equity for the Years Ended December 31, 1997, 1996 and 1995

                       Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

3.3 Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 by and among Recreational Enterprises Inc., Hotel-Casino Management, Inc., Hotel Casino Realty Investments, Inc., Donald
               L. Carano and Ludwig J. Corrao.  (Incorporated by reference to
               Exhibit 3.3 to the Registrant's Form S-4 Registration Statement
               - Securities and Exchange Commission File No. 333-11811)

3.4            Bylaws of Eldorado Capital Corp.  (Incorporated by reference to
               Exhibit 3.4 to the Registrants' Form S-Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.1 Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.2 Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.3 Amended and Restated Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and Savings Association, as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.4 Amendment No. 1, dated as of July 31, 1997, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and Savings Association, as Administrative Agent. (Incorporated by reference to Exhibit 4 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.1 Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.2 Environmental Indemnity entered into as of May 30, 1995 by Circus Circus Enterprises, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.3 Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit
               10.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.4 Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.5 Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.5 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.1 Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates . (Incorporated by reference to
               Exhibit 10.6.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.2         Addendum to Lease dated March 20, 1973 by and between C. S. & Y.
               Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.3         Amendment to Lease dated January 1, 1978 by and between C. S. &
               Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.4         Amendment to Lease dated January 31, 1985 by and between C. S. &
               Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.6.5         Third Amendment to Lease dated December 24, 1987 by and between
               C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.7* Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.8* Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.9* Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.10 Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4
               (h) to the Quarterly Report for the quarterly period ended October 31, 1997 of Circus Circus Enterprises, Inc. (Commission File No. 1-8570.)

21 List of Subsidiaries. (Incorporated by reference to Exhibit 21 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)


27             Financial Data Schedule



               * Constitutes a management contract or compensatory plan or arrangement.

               (b)  Reports on Form 8-K

                    During the fourth quarter of 1997, the Registrants filed no Current Report on Form 8-K.

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

                                                   ELDORADO RESORTS LLC



Date:  March 23, 1998                           By: /s/ DONALD L. CARANO
                                                    ------------------------
                                                    Donald L. Carano
                                                    CHIEF EXECUTIVE OFFICER,
                                                    PRESIDENT AND
                                                    PRESIDING MANAGER




                                                   ELDORADO CAPITAL CORP.




Date:  March 23, 1998                           By: /s/ DONALD L. CARANO
                                                    -------------------------
                                                    Donald L. Carano
                                                    PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


Signature                Title                                   Date


/s/ DONALD L. CARANO
---------------------    Chief Executive Officer, President      March 23, 1998
Donald L. Carano         and Presiding Manager of the Board
                         of Managers of Eldorado Resorts
                         LLC (Principal Executive Officer)
                         and President (Principal Executive
                         Officer) and Director of Eldorado
                         Capital Corp.


/s/ ROBERT M. JONES      Chief Financial Officer of              March 23, 1998
---------------------    Eldorado Resorts LLC (Principal
Robert M. Jones          Financial and Accounting Officer)

Signature                   Title                                Date


/s/ GENE R. CARANO          Treasurer of Eldorado Capital        March 23, 1998
-------------------------   Corp. (Principal Financial and
Gene R. Carano              Accounting Officer)


/s/ RAYMOND J. PONCIA, JR.  Member of the Board of Managers      March 23, 1998
-------------------------   of Eldorado Resorts LLC--
Raymond J. Poncia, Jr.      appointed by Hotel Casino
                            Management, Inc. as it corporate
                            representative and Director of
                            Eldorado Capital Corp.


/s/ GARY L. CARANO          Member of the Board of Managers      March 23, 1998
-------------------------   of Eldorado Resorts LLC--
Gary L. Carano              appointed by Recreational
                            Enterprises, Inc. as its corporate
                            representative



/s/ GREGG R. CARANO         Director of Eldorado Capital Corp.   March 23, 1998
-------------------------
Gregg R. Carano



/s/  LESLIE S. ABRAHAM      Member of the Board of Managers      March 23, 1998
--------------------------  of Eldorado Resorts LLC
Leslie S. Abraham

                                     37

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants.................................  39

Consolidated Balance Sheets..............................................  40

Consolidated Statements of Income........................................  41

Consolidated Statements of Members' Equity...............................  42

Consolidated Statements of Cash Flows....................................  43

Notes to Consolidated Financial Statements................................ 45


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of Eldorado Resorts LLC:

     We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS LLC, a Nevada limited liability company (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of income, members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Resorts LLC as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 17, 1998

                              ELDORADO RESORTS LLC

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1996           1997
                                                         --------       --------
                            A S S E T S
CURRENT ASSETS:
  Cash and cash equivalents                              $  5,785       $  6,369
  Accounts receivable, net                                  3,847          3,456
  Due from partners and affiliates                            139            194
  Inventories                                               2,471          2,882
  Prepaid expenses                                          1,259          1,703
                                                         --------       --------
    Total current assets                                   13,501         14,604

NOTE RECEIVABLE                                               692            557

INVESTMENT IN JOINT VENTURE                                46,402         46,792

PROPERTY AND EQUIPMENT, net                               159,981        163,443

OTHER ASSETS, net                                          13,717         13,231
                                                         --------       --------
  Total assets                                           $234,293       $238,627
                                                         --------       --------
                                                         --------       --------

                L I A B I L I T I E S  A N D   M E M B E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Current portion of long-term debt                      $    782       $    556
  Current portion of capital lease obligations                654            713
  Accounts payable                                          3,748          3,710
  Construction and retention payables                       1,881            319
  Interest payable                                          4,446          3,950
  Accrued and other liabilities                             5,766          5,571
  Notes payable short-term                                     --            224
  Due to partners and affiliates                               93            115
                                                         --------       --------
    Total current liabilities                              17,370         15,158

LONG-TERM DEBT, less current portion                      124,833        126,613

CAPITAL LEASE OBLIGATIONS, less current portion             2,234          1,522

OTHER LIABILITIES                                             762            911
                                                         --------       --------
    Total liabilities                                     145,199        144,204
                                                         --------       --------

MINORITY INTEREST                                           5,063          5,154

COMMITMENTS AND CONTINGENCIES (Note 14)

MEMBERS' EQUITY                                            84,031         89,269
                                                         --------       --------
    Total liabilities and members' equity                $234,293       $238,627
                                                         --------       --------
                                                         --------       --------


 The accompanying notes are an integral part of these consolidated statements.

                               ELDORADO RESORTS LLC

                        CONSOLIDATED STATEMENTS OF INCOME
                               (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              1995            1996           1997
                                                           ---------       ---------       --------
OPERATING REVENUES:
  Casino                                                    $106,737        $104,608       $104,513
  Food, beverage and entertainment                            33,780          34,483         41,061
  Hotel                                                       17,200          16,784         17,769
  Equity in net income (loss) of unconsolidated affiliate     (3,208)          1,758            390
  Other                                                        4,908           7,120          7,093
                                                            --------        --------       --------
                                                             159,417         164,753        170,826
  Less--promotional allowances                               (13,895)        (14,102)       (14,545)
                                                            --------        --------       --------
  Net revenues                                               145,522         150,651        156,281
                                                            --------        --------       --------
OPERATING EXPENSES:
  Casino                                                      42,692          44,557         45,786
  Food, beverage and entertainment                            26,363          26,225         30,531
  Hotel                                                        7,536           7,219          7,387
  Other                                                        2,043           3,246          3,510
  Selling, general and administrative                         24,047          26,293         28,723
  Management fees                                              4,288           2,944          1,843
  Depreciation                                                 8,166          10,361         12,478
  Abandonment loss                                             1,862             --         --
                                                            --------        --------       --------
  Total operating expenses                                   116,997         120,845        130,258
                                                            --------        --------       --------
OPERATING INCOME                                              28,525          29,806         26,023

INTEREST EXPENSE, net                                         (5,336)        (10,935)       (13,694)
                                                            --------        --------       --------
NET INCOME BEFORE MINORITY INTEREST                           23,189          18,871         12,329

MINORITY INTEREST IN NET (INCOME) LOSS
 OF  UNCONSOLIDATED AFFILIATE                                    745            (408)           (91)
                                                            --------        --------       --------
NET INCOME                                                 $  23,934       $  18,463      $  12,238
                                                            --------        --------       --------
                                                            --------        --------       --------

  The accompanying notes are an integral part of these consolidated statements.

                               ELDORADO RESORTS LLC

                     CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                 (DOLLARS IN THOUSANDS)

BALANCE, December 31, 1994...........................  $  69,634
  Distributions......................................    (18,800)
  Net income.........................................     23,934
                                                       ---------
BALANCE, December 31, 1995...........................     74,768
                                                       ---------
  Distributions......................................     (9,200)
  Net income.........................................     18,463
                                                       ---------
BALANCE, December 31, 1996...........................     84,031
                                                       ---------
  Distributions......................................     (7,000)
  Net income.........................................     12,238
                                                       ---------
BALANCE, December 31, 1997...........................  $  89,269
                                                       ---------
                                                       ---------

         The accompanying notes are an integral part of these consolidated statements.

                               ELDORADO RESORTS LLC

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                          1995            1996           1997
                                                        ---------       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................... $23,934         $18,463        $12,238
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation........................................  8,166          10,361         12,478
    Equity in net (income) loss of unconsolidated
      affiliate.........................................  3,208          (1,758)          (390)
    Minority interest in net income (loss) of
      unconsolidated affiliate..........................   (745)            408             91
  (Gain)loss on sale of property and equipment..........  1,761            (450)          (103)
  (Increase) Decrease in--
  Accounts receivable, net and due from members and
    affiliates.......................................... (1,287)            (38)           336
  Note receivable.......................................     --              90            135
  Inventories...........................................   (783)           (479)          (411)
  Prepaid expenses......................................   (402)            269           (444)
  Other assets, net.....................................    140             178            748
  (Decrease) Increase in--
  Notes payable short-term..............................    224              --            224
  Accounts payable, retention payable, interest
   payable, accrued and other liabilities and
   due to members and affiliates........................  2,129           4,157         (2,120)
                                                        ---------       ---------     ---------
  Net cash provided by operating activities............. 36,345          31,201         22,782
                                                        ---------       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................. (57,451)        (24,981)       (15,957)
  Investment in joint venture..........................  (5,623)             --             --
  Proceeds from sale of property and equipment.........     283           2,645            120
                                                        ---------       ---------     ---------
  Net cash used in investing activities................ (62,791)        (22,336)       (15,837)
                                                        ---------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term and other debt...............  53,000         142,072         28,500
  Principal payments on long-term and other
   debt...............................................  (10,892)       (138,255)       (27,599)
  Bond offering costs.................................       --          (3,819)          (262)
  Contributions by minority interest member...........    3,900              --             --
  Distributions.......................................  (18,800)         (9,200)        (7,000)
                                                        ---------       ---------     ---------
  Net cash (used in) provided by financing
   activities......................................... $ 27,208       $  (9,202)      $ (6,361)
                                                        ---------       ---------     ---------

   The accompanying notes are an integral part of these consolidated statements.

                               ELDORADO RESORTS LLC
                 CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                              (DOLLARS IN THOUSANDS)


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                           1995            1996         1997
                                                           ----            ----         ----
(DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS...........................................  $   762         $   (337)    $    584

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR.....................................    5,360            6,122        5,785
                                                         -------         --------     --------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR..................................................  $ 6,122         $  5,785     $  6,369
                                                         -------         --------     --------
                                                         -------         --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during year for interest, net of amounts
  capitalized..........................................  $ 6,639         $  7,182     $ 13,668
                                                         -------         --------     --------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


    During the years ended December 31, 1995 and 1996 the Company entered into capital lease obligations totaling $2,458,000 and $1,056,000 for slot machines and other equipment, respectively.

    During the year ended December 31, 1996, the Company accepted a $782,000 note receivable in partial payment for the sale of land.

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

     The Company owns and operates the Eldorado Hotel & Casino, a 815-room hotel casino in downtown Reno, Nevada. ELLC owns a 50% interest in the Circus and Eldorado Joint Venture that owns the Silver Legacy Resort Casino, a 1,711 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

     ELLC was organized as a Nevada limited-liability company on March 1, 1994. During 1994, the Predecessor Partnership contributed land and received an initial 88.75% interest in ELLC. During 1995, the Predecessor
Partnership's interest was reduced to 76.76% as a result of other members' contributions.

     Resorts was formed on July 1, 1996, to be the successor to the Predecessor Partnership pursuant to an exchange of all the then currently outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"), which was effective July 1, 1996. Eldorado Capital Corp. was incorporated with the sole purpose of serving as co-issuer of the 10-1/2% Senior Subordinated Notes due 2006 (the "Notes") in order to facilitate the offering thereof.

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

   CAPITALIZATION OF INTEREST

     The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. This includes interest capitalized on the Company's investment in the Silver Legacy Resort Casino. Interest capitalized during the fiscal years ended December 31, 1995, 1996 and 1997 was approximately $2,742,000, $365,000 and $256,000, respectively.

   INVESTMENT IN THE SILVER LEGACY RESORT CASINO

     ELLC accounts for its 50% joint venture interest in the Silver Legacy Joint Venture (as defined herein) under the equity method of accounting.

   CASINO REVENUE AND PROMOTIONAL ALLOWANCES

     In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenue and then deducted as promotional allowances. The cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

                                                   FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                                       ------------
                                             1995          1996          1997
                                             ----          ----          ----
   Food and beverage . . . . . . . .     $ 7,716        $ 7,695        $ 7,970
   Hotel . . . . . . . . . . . . . .       1,222          1,474          1,521
   Other . . . . . . . . . . . . . .       1,033          1,098          1,162
                                         -------        -------        -------
                                         $ 9,971        $10,267        $10,653
                                         -------        -------        -------
                                         -------        -------        -------

   ADVERTISING

     Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $2,581,000, $3,192,000 and $3,890,000 for the years ended December 31, 1995,
1996 and 1997, respectively.


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

     The Operating Agreement of Eldorado Resorts LLC dated June 28, 1996 obligates Resorts to distribute each year, for as long as it is not taxed as a corporation, to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.


   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments approximates their recorded value at December 31, 1996 and 1997. The fair value of long term debt is based on the present value of expected future cash flows discounted by the Company's estimated incremental borrowing rate.

   RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' consolidated financial statements, which have no effect on net income, to conform to current year presentation.


2. OPERATING AGREEMENT OF RESORTS

     The rights and obligations of the equityholders of Resorts (the "Members") are governed by the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996, as amended (the "Operating Agreement"), entered into in connection with the Reorganization. In accordance with the Reorganization, all assets and liabilities of the Predecessor Partnership became the assets and liabilities of Resorts. Each Members' interest in Resorts is equal to the percentage of capital contributed by that Member, in accordance with the ownership percentages previously held in the Predecessor Partnership. The Operating Agreement provides that no officer or member of the Board of Managers ("Board Member") of Resorts will be liable to Resorts, its Members or holders of its membership interests for acts or omissions of such officer or Board Member in connection with the business or affairs of Resorts, including for any breach of fiduciary duty or mistake of judgment, except for acts involving intentional misconduct, fraud or knowing violations of the law. Resorts will dissolve upon the earliest to occur of: (a) December 31, 2030, (b) the sale or disposition of all or substantially all of the assets in Resorts, (c) the written consent of Members holding more than a 75% voting interest in Resorts or (d) any event that, pursuant to the Operating Agreement, terminates a Member's interest, unless there are at least two remaining Members and at least a Majority Interest, as defined in the Operating Agreement, of the remaining Members agree to continue Resorts.



3. ACCOUNTS RECEIVABLE

Components of accounts receivable, net are as follows (in thousands):

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                     1996           1997
                                                     ----           ----
       Accounts receivable. . . . . . . . .         $ 4,959        $ 4,952
       Allowance for doubtful accounts. . .          (1,112)        (1,496)
                                                    -------        -------
                  Total . . . . . . . . . .         $ 3,847        $ 3,456
                                                    -------        -------
                                                    -------        -------


    The provision for bad debt expense is $760,000, $1,320,000 and $1,088,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

4. NOTE RECEIVABLE

     Note receivable consists of a partial payment for the sale of land to Galleon, Inc., a 50% interest holder in the Silver Legacy Joint Venture.

        The note receivable bears interest at the Wells Fargo Prime Rate plus 2%. The Eldorado makes quarterly payments of $90,000 and is reimbursed quarterly by Circus in the amount of $45,000. The note matures on July 31, 1999.

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

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                      ESTIMATED
                                                       SERVICE
                                                         LIFE             DECEMBER 31,
                                                       (years)         1996           1997
                                                                       ----           ----
Land and improvements . . . . . . . . . . . . . . .         --       $ 15,751       $ 15,773
Buildings and other leasehold improvements. . . . .      10-33        142,446        157,697
Furniture, fixtures, and equipment. . . . . . . . .       5-15         50,985         54,351
Property held under capital lease (Note 14) . . . .       3-15          6,765          6,765
Construction in progress. . . . . . . . . . . . . .                     4,503          1,654
                                                                     --------       --------
                                                                      220,450        236,240
Less--Accumulated depreciation. . . . . . . . . . .                   (60,469)       (72,797)
                                                                     --------       --------
  Property and equipment, net . . . . . . . . . . .                  $159,981       $163,443
                                                                     --------       --------
                                                                     --------       --------


    Substantially all property and equipment are pledged as collateral for long-term debt (see Note 10).

7.   OTHER ASSETS

     Other assets include the following amounts (in thousands):

                                                                DECEMBER 31,
                                                                ------------
                                                            1996           1997
                                                            ----           ----
Land held for development. . . . . . . . . . . . . . .    $ 8,157         $ 8,157
Loan acquisition costs . . . . . . . . . . . . . . . .      1,859           1,876
Bond offering costs. . . . . . . . . . . . . . . . . .      3,976           4,238
Other. . . . . . . . . . . . . . . . . . . . . . . . .        526             541
                                                          -------         -------
                                                           14,518          14,812
Accumulated amortization loan  costs . . . . . . . . .      ( 644)         (1,007)
Accumulated amortization bond costs. . . . . . . . . .      ( 157)          ( 574)
                                                          -------          -------
      Total. . . . . . . . . . . . . . . . . . . . . .    $13,717         $13,231
                                                          -------         -------
                                                          -------         -------

8. INVESTMENT IN THE SILVER LEGACY RESORT CASINO

     Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Circus Circus Enterprises, Inc.) entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000), and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Each partner owns a 50% interest in the Silver Legacy Joint Venture. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Galleon, Inc. is entitled to receive a priority allocation of operating income, up to an amount equal to 7.5% of the initial $290,000,000 investment, adjusted for taxes, and reduced for depreciation and principal payments, starting May 1997, as defined in the Joint Venture Agreement.

     During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; this note receivable from ELLC is eliminated in consolidation. During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. For the years ended December 31, 1995, 1996, and 1997, ELLC's 50% share of the Silver

Legacy Joint Venture's net income (loss) was ($3,208,000), $1,758,000 and $390,000, respectively. The minority interest members' investment in ELLC was therefore adjusted by ($745,000), $408,000, and $91,000, its respective share of the income (loss) for the years ended 1995, 1996, and 1997.

                                                            DECEMBER 31,            DECEMBER 31,
                                                               1996                     1997
                                                            ------------            ------------
                                                           (in thousands)          (in thousands)
    Beginning balance.....................................  $     44,644            $     46,402
    Equity in net income of unconsolidated affiliate......         1,758                     390
                                                            ------------            ------------
    Ending balance........................................  $     46,402            $     46,792
                                                            ------------            ------------
                                                            ------------            ------------


Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):


                                                                        December 31,
                                                               1996                     1997
                                                            ------------            ------------
    Current assets.......................................   $     14,360            $     18,230
    Property and equipment...............................        340,028                 326,018
    Other assets.........................................          2,585                   2,306
                                                            ------------            ------------
     Total assets........................................   $    356,973            $    346,554
                                                            ------------            ------------
                                                            ------------            ------------

    Current liabilities..................................   $     19,169            $     22,939
    Long-term liabilities................................        236,904                 213,000
    Partners' equity.....................................        100,900                 110,615
                                                            ------------            ------------
     Total liabilities and partners' equity..............   $    356,973            $    346,554
                                                            ------------            ------------
                                                            ------------            ------------


Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):


                                             FOR THE PERIOD OF
                                                 INCEPTION              YEAR ENDED          YEAR ENDED
                                             (MARCH 1, 1994) TO         DECEMBER 31,        DECEMBER 31,
                                              December 31, 1995            1996                 1997
                                             ------------------            ----                 ----
    Net Revenues...........................   $  66,013                $  147,121          $  159,810
    Operating Expenses.....................     (63,052)                 (122,268)           (129,054)
                                              ----------               -----------         -----------
    Operating Income.......................       2,961                    24,853              30,756
                                              ----------               -----------         -----------
    Other Expense..........................      (9,377)                  (21,337)            (21,041)
                                              ----------               -----------         -----------
    Net Income (Loss)......................   $  (6,416)               $    3,516          $    9,715
                                              ----------               -----------         -----------
                                              ----------               -----------         -----------


The Silver Legacy commenced operations on July 28, 1995.

9. ACCRUED AND OTHER LIABILITIES

    Accrued and other liabilities consist of the following (in thousands):

                                                                        December 31,
                                                               1996                     1997
                                                            ------------            ------------

    Accrued payroll and benefits..........................  $      1,602            $      1,089
    Accrued vacation......................................           856                   1,059
    Accrued medical claims................................           570                     282
    Progressive slot liability............................           629                     827
    Related party rent and management fees................            87                     109
    Other.................................................         2,022                   2,205
                                                            ------------            ------------
                                                            $      5,766            $      5,571
                                                            ------------            ------------
                                                            ------------            ------------


10. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                        December 31,
                                                               1996                     1997
                                                            ------------            ------------

    10 1/2% Senior Subordinated Notes; semi-annual
     payments of interest only, in arrears on February 15
     and August 15 of each year, commencing on
     February 15, 1997, maturing August 15, 2006........... $    100,000            $    100,000

    Outstanding portion of reducing revolver and the
     revolving credit line due in quarterly installments
     of principal (plus interest calculated using either
     the Base rate or Eurodollar rate; the Eurodollar rate
     at December 31, 1996 and December 31, 1997 was
     5.56% and 5.88%, respectively, and the Base rate at
     December 31, 1996 and December 31, 1997 was 8.25%
     and 8.5%, respectively) due July 31, 2001;
     secured by substantially all real property............       21,000                  23,250

    Notes payable to a corporation due in quarterly
     principal installments of $97,500 and $90,000,
     respectively (including monthly interest at prime
     plus 2%; the rate at December 31, 1996 and
     December 31, 1997 was 10.25% and 10.5%, respectively),
     to June 30, 1997 and July  30, 1999, respectively, when
     principal balance is due; secured by  real property...        1,550                   1,144

    Notes Payable, Other...................................        3,065                   2,775
                                                            ------------            ------------
                                                                 125,615                 127,169
    Less--Current portion..................................         (782)                   (556)
                                                            ------------            ------------
                                                            $    124,833            $    126,613
                                                            ------------            ------------
                                                            ------------            ------------

Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

                      1998..................      556
                      1999..................    1,138
                      2000..................      266
                      2001..................   23,541
                      2002..................      319
                      Thereafter............  101,349
                                             --------
                                             $127,169
                                             --------
                                             --------

                                       52

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

     The net proceeds from the issuance of the Notes of approximately $96.5 million were used by the Company to repay a portion of its existing debt. Concurrent with this repayment, the Company amended its $130 million existing bank credit facility, which was scheduled to mature March 25, 2000. The amended credit facility (the "Credit Facility") provides for a senior secured revolving Credit Facility of $50 million. The amount of credit available pursuant to the Credit Facility reduced to approximately $46.9 million on December 31, 1997 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until March 25, 2000, when it terminates and any balance then outstanding becomes due and payable. Borrowings bear interest, at the Company's option, at either (i) the greater of (a) the reference rate publicly announced by Bank of America and (b) the Federal Funds Rate plus .50% plus an applicable percentage or (ii) the Eurodollar rate plus an applicable percentage. The Credit Facility will mature July 31, 2001. As of December 31, 1997, $23.25 million of borrowings were outstanding under the Credit Facility and an additional $23.65 million of borrowing capacity was available thereunder.

     The Credit Facility is secured by substantially all of the Company's real property. The facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of negative pledges,
(v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 1997, the Company was in compliance with all provisions of the Credit Facility. Included in other assets at December 31, 1997 are $4.5 million of debt offering costs related to the Indenture and the amendment to the Credit Facility which are being amortized over the life of the applicable agreements.

11. ABANDONMENT LOSS

     During fiscal year 1995, the Company abandoned certain real property with a net book value of $1,862,000 related to the expansion of the existing casino.

12. EMPLOYEE BENEFIT PLANS

     On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows an employer contribution up to 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $252,000, $224,000 and $255,000 for the fiscal years ended December 31, 1995, 1996 and 1997, respectively.

13. EXECUTIVE DEFERRED COMPENSATION PLANS

     Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 1995, 1996 and

1997, the Company had accrued obligations of $629,000, $762,000 and $911,000, respectively, related to this deferred compensation agreement which represents an unfunded obligation of the Company.

     The Company instituted the Eldorado Performance and Appreciation Rights Plan (the "Plan") for the benefit of certain of its key executives and other key employees of the Company and its general partners, effective for the fiscal year commencing January 1, 1995. A person shall be eligible to be granted performance and/or appreciation rights only if on the proposed grant date, such person is an executive or other key employee of the Company or an affiliate of the Company. The performance right allows the key employee the right to receive an amount equal to a percentage of income from the grant date, as defined, through the date of exercise. The appreciation right allows the key employee to receive compensation based upon the difference between the value of the Company, as defined, as of January 1, 1995 (the "Base Rate") and the future value of the Company. One Company Unit (1% of the Company) is equivalent to the combination of 100,000 performance rights and 100,000 appreciation rights. The Base Rate for each appreciation right is $26.66 as of January 1, 1995. The Company value is calculated as a factor of eight (8) times trailing twelve months operating income (adjusted for certain items to approximate EBITDA) less funded indebtedness and adjusted for certain additional items, as defined. The rights are not ownership interests in the Company. As of December 31, 1996, 860,000 appreciation rights had been granted. No additional rights were granted in 1997. The maximum amount of performance rights and appreciation rights which may be granted shall not exceed 1,000,000 each.

     The Plan's committee shall determine the date on which each performance right or appreciation right shall vest and become exercisable; as of December 31, 1997, no vesting period had been established. The Company value as of December 31, 1996 and 1997, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 1997. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

14. COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT

     The Credit Facility (see Note 10) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 1997 the amount pledged was $1,053,150.

      CAPITAL LEASES

     The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 1997 (in thousands):

                           1998..................................  $    881
                           1999..................................       856
                           2000..................................       720
                           2001..................................        90
                           2002..................................        --
                           Thereafter............................        --
                                                                   --------
                           Minimum lease payments................     2,547
                           Less--Amounts representing interest...      (312)
                                                                   --------
                                                                   $  2,235
                                                                   --------
                                                                   --------


OPERATING LEASES

     The Company leases equipment under operating leases. Future minimum payments (expiring from 1998 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1997 (in thousands):


                                               FUTURE MINIMUM
                                               LEASE PAYMENTS
                                               --------------
                         1998....................  $    276
                         1999....................        88
                         2000....................        88
                         2001....................        88
                         2002....................        88
                         Thereafter..............         0
                                                   --------
                                                   $    628
                                                   --------
                                                   --------


     Total rental expense under operating leases was $751,000 for the year ended December 31, 1995, $1,210,000 for the year ended December 31, 1996 and $1,027,000 for the year ended December 31, 1997. Additional rent for land upon which the Eldorado Hotel Casino resides of $668,000 in 1997 ($649,000 in 1995 and $646,000 in 1996) was paid to a related party based on gross gaming receipts. This rental agreement expires June 30, 2027.

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

16. RELATED PARTIES

     Resorts pays management fees to two of its corporate Members. Such fees, included in general and administration and operating department expenses, were $4,287,556 for 1995, $2,944,000 for 1996 and $1,842,829 for 1997.

     On May 16, 1996, the Company entered into an agreement with the Circus and Eldorado Joint Venture, (the "Silver Legacy") to operate a race and sports book located in the Silver Legacy, (the "Legacy Book"). The Company supplies the management, employees, and equipment associated with the operation of the Legacy Book and records a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sports book agreement. For the years ended December 31, 1996 and 1997 the Company recorded $243,000 and $483,000 in casino revenues and $205,000 and $358,000 in casino expenses, respectively.

                                EXHIBITS INDEX

                   EXHIBIT
                   NUMBER                    DESCRIPTION OF EXHIBIT
                   ------                    ----------------------
                   27                        Financial Data Schedule
