Form 10-Q
period 1998-03-31
ELDORADO RESORTS LLC
filed 1998-05-14
CIK 1022644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998.

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
    ___________.

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

                                 NOT APPLICABLE
   ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at May 11, 1998: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page No.
                                                                          --------
PART I.            FINANCIAL INFORMATION


          Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets.................     2
                    Condensed Consolidated Statements of Income...........     4
                    Condensed Consolidated Statements of Cash Flows.......     5
                    Notes to Condensed Consolidated Financial Statements..     7

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    10


PART II.           OTHER INFORMATION


         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................     13

SIGNATURES................................................................     14

                                     Part 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              ELDORADO RESORTS LLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                             March 31,    December 31,
                                                               1998           1997
                                                           -----------    ------------
                                                           (unaudited)
                                     ASSETS
Current assets:
        Cash and cash equivalents                          $     7,060    $      6,369
        Accounts receivable, net                                 3,177           3,650
        Inventory                                                3,018           2,882
        Prepaid expenses                                         1,664           1,703
                                                           -----------    ------------

             Total current assets                               14,919          14,604

Note receivable                                                    512             557
Investment in joint venture                                     46,792          46,792
Property and equipment,  net                                   162,063         163,443
Other assets, net                                               13,323          13,231
                                                           -----------    ------------

             Total assets                                  $   237,609    $    238,627
                                                           -----------    ------------
                                                           -----------    ------------


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                             March 31,    December 31,
                                                               1998           1997
                                                           -----------    ------------
                                                           (unaudited)
                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
        Current portion of long-term debt                  $     1,209   $       1,269
        Accounts payable                                         2,590           3,710
        Construction and retention payables                         20             319
        Interest payable                                         1,351           3,950
        Accrued payroll,  taxes and other accruals               6,916           5,910
                                                           -----------    ------------

              Total current liabilities                         12,086          15,158

Long-term debt, less current portion                           132,074         128,135
Other liabilities                                                  947             911
                                                           -----------    ------------

              Total liabilities                                145,107         144,204

Minority interest                                                5,154           5,154
Members' equity                                                 87,348          89,269
                                                           -----------    ------------

              Total liabilities and members' equity        $   237,609    $    238,627
                                                           -----------    ------------
                                                           -----------    ------------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                   (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                     1998           1997
                                                 -----------    ------------
Operating Revenues:
       Casino                                    $    21,825    $     23,184
       Food, beverage and entertainment                9,885           8,577
       Hotel                                           3,947           3,786
       Equity in net (loss) of unconsolidated
         affiliate (Note 3)                               --            (224)
       Other                                           1,362           1,626
                                                 -----------    ------------
                                                      37,019          36,949

       Less: Promotional allowances                   (3,585)         (3,519)
                                                 -----------    ------------
             Net revenues                             33,434          33,430

Operating Expenses:
      Casino                                          11,052          10,432
      Food, beverage and entertainment                 7,770           6,308
      Hotel                                            1,746           1,735
      Other                                              959             743
      Selling, general and administrative              6,657           6,768
      Management fees                                    460             474
      Depreciation                                     3,326           2,811
                                                 -----------    ------------
         Total operating expenses                     31,970          29,271
                                                 -----------    ------------

Operating Income                                       1,464           4,159
Interest Expense, net                                  3,385           3,323
                                                 -----------    ------------

Net Income Before Minority Interest                   (1,921)            836
Minority Interest in Net Loss of
      Subsidiary (Note 3)                                 --              52
                                                 -----------    ------------

Net (Loss) Income                                ($    1,921)   $        888
                                                 -----------    ------------
                                                 -----------    ------------


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                           ---------------------------
                                                               1998           1997
                                                           -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                    ($ 1,921)        $   888

Adjustments to reconcile net income to net cash provided
  by operating activities:
        Depreciation                                             3,326           2,811
        Equity in net loss of unconsolidated affiliate              --             224
        Minority interest in net (loss) of unconsolidated
          affiliate                                                 --             (52)
        Loss on sale of property and equipment                     203              --

Changes in assets and liabilities:
        Decrease (Increase) in Accounts receivable, net
          and due from partners and affiliates                     473            (155)
        Decrease in Note receivable                                 45              45
         (Increase) in Inventories                                (136)            (20)
         Decrease (Increase) in Prepaid expenses                    39            (764)
         (Increase) Decrease in Other assets, net                  (92)             60
        (Decrease) in accounts payable, retention payable,
             accrued payroll, taxes and other accruals          (2,976)         (2,585)
                                                           -----------    ------------
         Net cash (used in) provided by operating
           activities                                           (1,039)            452
                                                           -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                    (2,149)         (7,384)
                                                           -----------    ------------
         Net cash used in investing activities                  (2,149)         (7,384)
                                                           -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term and other debt                  6,250          12,000
         Principal payments on long-term and other debt         (2,371)         (6,648)
         Bond offering costs                                        --              83
         Distributions                                              --          (1,000)
                                                           -----------    ------------
         Net cash provided by financing activities             $ 3,879         $ 4,435
                                                           -----------    ------------


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                           ---------------------------
                                                               1998           1997
                                                           -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $  691         $(2,497)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,369           5,785
                                                           -----------    ------------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD              $7,060         $ 3,288
                                                           -----------    ------------
                                                           -----------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during period for interest                    $5,850         $ 6,367
                                                           -----------    ------------
                                                           -----------    ------------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The condensed consolidated financial statements include the accounts of Eldorado Resorts LLC ("Resorts"), a Nevada limited liability company, which is the successor entity to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to a reorganization effective July 1, 1996, Eldorado Capital Corp. ("Capital"), a Nevada corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC")(together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 1997.

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

3.       Investment in Silver Legacy Resort Casino

         Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Circus Circus Enterprises, Inc.) entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000), and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

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

         Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                               March 31,   December 31,
                                                  1998         1997
                                             ------------  ------------
                                             (Unaudited)
     Current Assets                          $    16,545   $     18,230
     Property and equipment, net                 321,945        326,018
     Other assets                                  2,130          2,306
                                             -----------   ------------

         Total assets                        $   340,620   $    346,554
                                             -----------   ------------
                                             -----------   ------------


     Current Liabilities                     $    19,179   $     22,939
     Long-term liabilities                       211,000        213,000
     Partners' equity                            110,441        110,615
                                             -----------   ------------

         Total liabilities and partners'
          equity                             $   340,620   $    346,554
                                             -----------   ------------
                                             -----------   ------------


Summarized results of operations (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                  1998         1997
                                             ------------  ------------
     Net Revenues                            $    36,222   $     34,374
     Operating Expenses                          (31,587)       (29,426)
                                             -----------   ------------

     Operating Income                              4,635          4,948
                                             -----------   ------------

     Other (Expense)                              (4,809)        (5,397)
                                             -----------   ------------

     Net (Loss)                              $      (174)  $       (449)
                                             -----------   ------------
                                             -----------   ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 77% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado. The remaining 23% of ELLC is owned by the principal equityholders of Resorts. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1997

NET REVENUES

         Net revenues for the three month period ended March 31, 1998 and 1997 were comparable at $33.4 million. Net revenues in the first quarter of 1997 include $0.2 million in net loss of the Company's unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income (loss) from its unconsolidated affiliate during the first quarter of 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.

         Casino revenues decreased by approximately $1.4 million or 5.9% to $21.8 million for the three months ended March 31, 1998 compared to $23.2 million for the same period in 1997. The decrease in casino revenues was due primarily to decreased revenue from slots due to a decrease in volume and hold percentage as compared to the previous period. Disruption from casino refurbishment was a factor contributing to the decrease in slot revenue.

         Food, beverage and entertainment revenues were $9.9 million for the three months ended March 31, 1998 compared to $8.6 million during the same period in 1997, an increase of 15.3%. The increase in food, beverage and entertainment revenues was due primarily to the opening of the Eldorado Showroom in May 1997.

         Hotel revenues increased to $3.9 million during the first quarter of 1998 from $3.8 million in the first quarter of 1997, an increase of 4.3%. The increase is a result of an increase in the Company's average daily rate ("ADR") to approximately $53 in 1998 from approximately $52 in 1997 and hotel occupancy increase to 91% in 1998 from 89% in 1997. The influx of visitors attending the American Bowling Congress ("ABC") National Championship Bowling Tournament to be held from February through June 1998 and the lack of a major flood which occurred in Reno in January 1997 were factors contributing to the increases in ADR and occupancy.

         Other revenues for the first three months of 1998 were $1.4 million compared to $1.6 million for the same period in 1997, a decrease of 16.2%. The decrease is partially attributable to the reduction of retail space due to the closing of Says Who in January 1998 and lower parking revenue.

         Promotional allowances expressed as a percentage of casino revenues were 16.4% for the first quarter of 1998 compared to 15.2% for the same period in 1997 as a result of greater use of complimentaries to all levels of casino patrons, including those participating in the ABC National Bowling Tournament, and promotions related to the Eldorado Showroom.

OPERATING EXPENSES

         The Company's operating expenses increased by 9.2% to $32.0 million for the three months ended March 31, 1998 from $29.3 million during the same period in 1997. This increase is primarily attributable to increased casino, entertainment and depreciation expenses.

         Casino expenses increased by 5.9% to $11.1 million for the three months ended March 31, 1998 from $10.4 million during the same period in 1997. The increase was primarily due to increased promotional expenses.

         Food, beverage and entertainment expenses increased 23.2% to $7.8 million in the first quarter of 1998 from $6.3 million during the same period in 1997. The increase was due primarily to the opening of the Eldorado Showroom in May 1997.

         Hotel expenses in the first quarter of 1998 and 1997 were comparable at $1.7 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees decreased by 1.7% to $7.1 million for the three months ended March 31, 1998 from $7.2 million during the same period in 1997. The decrease was primarily due to an accrual for mid year employee bonuses in the prior period compared with the current period, as well as a decrease in sign maintenance expenditures.

DEPRECIATION

         Depreciation for the first three months of 1998 was $3.3 million compared to $2.8 million for the first quarter of 1997, an increase of 18.3%. The increase was primarily attributable to the opening of the Eldorado Showroom in May 1997.

INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, increased 1.9% to $3.4 million in the first quarter of 1998 compared to $3.3 million for the same period in 1997. Interest expense increased as a result of an increase in the average outstanding borrowings in the first quarter of 1998, as compared to the same period in 1997. This increase in average outstanding borrowings is attributable to costs incurred in connection with the Company's expansion activities in 1997 primarily attributable to the Eldorado Showroom and the casino and hotel refurbishment program. The Company capitalized interest of approximately $34,000 for the three months ended March 31, 1998 related to construction costs, compared to $0.1 million during the same period in 1997.

NET INCOME

         As a result of the factors described above, the Company incurred a net loss of $1.9 million for the three months ended March 31, 1998 compared to a net income of $0.9 million during the same period in 1997.

YEAR 2000 SITUATION

         As the result of computer programs being written using two digits rather than four to define the applicable year, systems failures and disruptions to operations may occur at January 1, 2000 (the "Year 2000 Situation"). The Company has retained the services of a consulting firm to specifically assist in the Year 2000 Situation. The consulting firm and the Company are currently in the process of assessing the Year 2000 Situation and are in the process of remediating the system to avoid systems' failures and disruptions as a result of the Year 2000 Situation. This remediation plan includes continuing to assess the Company's inventory of issues associated with the Year 2000 Situation, contacting the suppliers of certain of their systems to determine the timing of applicable upgrades, and implementing the currently available upgrades to address the Year 2000 Situation. The Company will continue to evaluate its vulnerability in the case of suppliers' failure to remediate their own exposure to the Year 2000 Situation. The Company's failure to successfully conclude its remediation efforts by January 1, 2000 could have a material adverse effect on the Company. Expenditures to address the Year 2000 Situation are currently estimated to be $500,000 and $470,000 in 1998 and 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance in July 1996 of $100 million aggregate principal amount of 10 1/2% Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization for the three months ended March 31, 1998 and 1997, as adjusted to exclude equity in net (loss) of unconsolidated affiliate was $4.8 million for the three months ended March 31, 1998 as compared to $7.2 million during the same period in 1997. Net cash (used in) provided by operating activities for the three months ended March 31, 1998 was a negative $1.0 million as compared to a positive $0.5 million for the same period of the prior year.

         At March 31, 1998, the Company had $7.1 million of cash and cash equivalents and $17.8 million available pursuant to its Credit Facility (as defined below) inclusive of approximately $1.1 million in letters of credit. The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $45.3 million on March 31, 1998 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until March 25, 2000 when it terminates and any balance then outstanding becomes due and payable. As of March 31, 1998, the Company had $100 million in aggregate principal amount of 10 1/2% Notes outstanding, approximately $27.5 million outstanding under the Credit Facility and $4.6 million of other long term debt (net of current portion).

         The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the three months ended March 31, 1998, Resorts did not make any distributions to its members as compared with distributions of $1.0 million during the same period in 1997.

         During the three months ended March 31, 1998, the Company's principal uses of funds were capital expenditures related to the Company's hotel refurbishment of $0.6 million, the casino refurbishment of $0.6 million and construction of the new mezzanine slot area of $0.7 located across from Brew Brothers, which opened in February 1998. Total capital expenditures for the three months ended March 31, 1998 were $2.1 million.

         The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include approximately $0.5 million for restaurant remodeling and sign restoration.

PART II.            OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                    (a)   Exhibits

                          The following exhibit is filed as part of this report.

                          EXHIBIT NUMBER                       DESCRIPTION
                          --------------                       -----------
                                27                       Financial Data Schedule
                                                         for the three months
                                                         March 31, 1998

                    (b)   Reports on Form 8-K

                          No report on Form 8-K was filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        ELDORADO RESORTS LLC

Date:  May 11, 1998                 By: /S/ Donald L. Carano
                                        --------------------------------------
                                        Donald L. Carano
                                        Chief Executive Officer, President and
                                        Presiding Manager


Date:  May 11, 1998                 By: /S/ Robert M. Jones
                                        --------------------------------------
                                        Robert M. Jones
                                        Chief Financial Officer of
                                        Eldorado Resorts LLC (Principal
                                        Financial and Accounting Officer)

                                        ELDORADO CAPITAL CORP.

Date:  May 11, 1998                 By: /S/ Donald L. Carano
                                        --------------------------------------
                                        Donald L. Carano
                                        President

Date:  May 11, 1998                 By: /S/ Gene R. Carano
                                        --------------------------------------
                                        Gene R. Carano
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                       EXHIBITS INDEX

EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
-------                                ----------------------
  27                                   Financial Data Schedule