Form 10-Q
period 1998-06-30
ELDORADO RESORTS LLC
filed 1998-08-14
CIK 1022644

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ______________ TO _______________.

Commission file number 333-11811
                       ---------

                            ELDORADO RESORTS LLC
                           ----------------------
                           ELDORADO CAPITAL CORP.
                           ----------------------
         (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

              NEVADA                                  88-0115550
              NEVADA                                  88-0367075
   -------------------------------               --------------------
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


                345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
       -----------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                               (702) 786-5700
             ---------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at August 12, 1998: 2,500 shares.

                             ELDORADO RESORTS LLC
                            ELDORADO CAPITAL CORP.

                                  FORM 10-Q


                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------
PART I.      FINANCIAL INFORMATION

   Item 1.   FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets.......................    2
             Condensed Consolidated Statements of Income.................    4
             Condensed Consolidated Statements of Cash Flows.............    5
             Notes to Condensed Consolidated Financial Statements........    7

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   10


PART II.    OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K............................   15

SIGNATURES...............................................................   16

                                   Part 1

                           FINANCIAL  INFORMATION

Item 1.  Financial Statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  June 30,       December 31,
                                                    1998              1997
                                                 ------------     ------------
                                                 (unaudited)
                     ASSETS
Current assets:

  Cash and cash equivalents                        $  4,613           $  6,369
  Accounts receivable, net                            3,171              3,650
  Inventory                                           2,874              2,882
  Prepaid expenses                                    1,348              1,703
                                                   --------           --------
    Total current assets                             12,006             14,604

 Note receivable                                        467                557

 Investment in joint venture                         46,792             46,792

 Property and equipment,  net                       160,204            163,443

 Other assets, net                                   13,155             13,231
                                                   --------           --------
    Total assets                                   $232,624           $238,627
                                                   --------           --------
                                                   --------           --------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  June 30,       December 31,
                                                    1998              1997
                                                 ------------     ------------
                                                 (unaudited)
         LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

  Current portion of long-term debt                $  1,228           $  1,269
  Accounts payable                                    2,598              3,710
  Construction and retention payables                    15                319
  Interest payable                                    3,944              3,950
  Accrued payroll,  taxes and other accruals          6,422              5,910
                                                   --------           --------
      Total current liabilities                      14,207             15,158

 Long-term debt, less current portion               122,262            128,135

 Other liabilities                                      981                911
                                                   --------           --------
    Total liabilities                               137,450            144,204

 Minority interest                                    5,154              5,154

 Members' equity                                     90,020             89,269
                                                   --------           --------
    Total liabilities and members' equity          $232,624           $238,627
                                                   --------           --------
                                                   --------           --------

The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                 (Unaudited)


                                                      Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                    ---------------------              --------------------
                                                    1998             1997              1998            1997
                                                    ----             ----              ----            ----
Operating Revenues:
  Casino                                           $27,202          $27,332           $49,027          $50,516
  Food and beverage                                  9,538            9,350            18,126           17,927
  Hotel                                              4,977            4,899             8,924            8,685
  Entertainment                                      1,566            1,216             2,864            1,216
  Equity in net income of unconsolidated
    affiliate (Note 4)                                   -              224                 -                -
  Other                                              1,795            1,768             3,157            3,394
                                                   -------          -------           -------          -------
                                                    45,078           44,789            82,098           81,738
  Less:   Promotional allowances                    (3,754)          (3,863)           (7,339)          (7,382)
                                                   -------          -------           -------          -------
          Net revenues                              41,324           40,926            74,759           74,356

Operating Expenses:
  Casino                                            11,777           11,960            22,829           22,392
  Food and beverage                                  7,115            6,895            13,665           13,124
  Hotel                                              2,041            1,871             3,787            3,606
  Entertainment                                      1,321              747             2,541              826
  Other                                              1,020              887             1,979            1,630
  Selling, general and administrative                6,741            7,410            13,398           14,178
  Management fees                                      439              455               899              929
  Depreciation                                       3,456            3,021             6,782            5,832
                                                   -------          -------           -------          -------
          Total operating expenses                  33,910           33,246            65,880           62,517
                                                   -------          -------           -------          -------
Operating Income                                     7,414            7,680             8,879           11,839

Interest Expense, net                                3,343            3,456             6,728            6,779
                                                   -------          -------           -------          -------

Net Income Before Minority Interest                  4,071            4,224             2,151            5,060

Minority Interest in Net (Income) of
  Subsidiary (Note 4)                                    -              (52)               -                 -
                                                   -------          -------           -------          -------

Net Income                                         $ 4,071          $ 4,172           $ 2,151          $ 5,060
                                                   -------          -------           -------          -------
                                                   -------          -------           -------          -------

     The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                             1998        1997
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $ 2,151     $  5,060
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                            6,782        5,832
      Loss (Gain) on sale of property and equipment             205          (81)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable, net and
        due from members and affiliates                         479          (57)
      Decrease in note receivable                                90           90
      Decrease (increase) in inventories                          8          (22)
      Decrease (increase) in prepaid expenses                   355         (850)
      Decrease in other assets, net                              76          162
      Decrease in accounts payable, retention payable,
        interest payable, accrued payroll, taxes and
        other accruals                                         (840)      (1,804)
                                                            -------      -------
      Net cash provided by operating activities               9,306        8,330
                                                            -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                      (3,923)     (12,262)
    Proceeds from sale of property and equipment                175           90
                                                            -------      -------
    Net cash used in investing activities                    (3,748)     (12,172)
                                                            -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term and other debt                    8,250       14,500
    Principal payments on long-term and other debt          (14,164)     (10,003)
    Bond offering costs                                           -          (56)
    Distributions                                            (1,400)      (3,000)
                                                            -------      -------
    Net cash (used in) provided by financing activities      (7,314)       1,441
                                                            -------      -------

The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                             1998        1997
                                                             ----        ----
DECREASE IN CASH AND CASH EQUIVALENTS                       ($1,756)    ($2,401)
  CASH AND  CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                 6,369       5,785
                                                            -------      -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 4,613     $ 3,384
                                                            -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during period for interest                      $ 6,464     $ 7,076
                                                            -------      -------
                                                            -------      -------

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                             ELDORADO RESORTS LLC

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The condensed consolidated financial statements include the accounts of Eldorado Resorts LLC ("Resorts"), a Nevada limited liability company, which is the successor entity to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to a reorganization effective July 1, 1996, Eldorado Capital Corp. ("Capital"), a Nevada corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

3.   Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):

                                                    June 30,       December 31,
                                                      1998             1997
                                                    --------       ------------
     10 1/2%  Senior Subordinated Notes, due
     August 15, 2006                                $100,000         $100,000

     Outstanding  portion of reducing revolver
     and the credit line.                             18,000           23,250

     Notes payable to a corporation                    1,022            1,144
     Notes Payable, Other                              2,583            2,775
                                                    --------         --------
     Less:  Current Maturities                          (495)            (556)
                                                    --------         --------
                                                    $121,110         $126,613
                                                    --------         --------
                                                    --------         --------

     Total interest expense for the first six months of 1998 and 1997 was $6.7 million and $6.8 million, respectively. The Company anticipates drawing approximately $3.0 million against the credit line in August 1998 due to the $5.25 million interest payment on the Notes payable on August 15, 1998.

4.   Investment in Silver Legacy Resort Casino

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

     During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; this note receivable from ELLC is eliminated in consolidation. During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. During 1998, the Company converted the $23,000,000 loan to ELLC and accrued interest on the loan into equity of ELLC; as a result, the Company's interest in ELLC was increased to 96.19% effective June 30, 1997.

     Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):


                                                    June 30,      December 31,
                                                      1998            1997
                                                    --------       ---------
                                                   (Unaudited)
     Current Assets...............................   $ 15,469       $ 18,230
     Property and equipment, net..................    318,343        326,018
     Other assets.................................      1,977          2,306
                                                     --------       --------
       Total assets                                  $335,789       $346,554
                                                     --------       --------
                                                     --------       --------

     Current Liabilities..........................   $ 16,969       $ 22,939
     Long-term liabilities........................    204,500        213,000
     Partners' equity.............................    114,320        110,615
                                                     --------       --------
       Total liabilities and partners' equity.....   $335,789       $346,554
                                                     --------       --------
                                                     --------       --------

Summarized results of operations (in thousands):


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   -------------------       -----------------
                                     1998        1997         1998        1997
                                     -----       ----         ----        ----
Net Revenues....................   $ 43,153    $ 43,671     $ 79,375    $ 78,045
Operating Expenses..............    (34,535)    (33,785)     (66,122)    (63,211)
                                   --------    --------     --------    --------
Operating Income................      8,618       9,886       13,253      14,834
Other (Expense).................     (4,740)     (5,347)      (9,549)    (10,744)
                                   --------    --------     --------    --------
Net Income......................   $  3,878    $  4,539     $  3,704    $  4,090
                                   --------    --------     --------    --------
                                   --------    --------     --------    --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' majority owned subsidiary, Eldorado Limited Liability Company, a Nevada limited-liability company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado. The minority interest of ELLC is owned by the principal equityholders of Resorts. In June 1998, ELLC completed a recapitalization effective June 30, 1997, converting a note receivable and accrued interest into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

     The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income (loss) before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

     The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1997

NET REVENUES

     Net revenues increased by approximately $0.4 million, or 1.0%, to $41.3 million for the three months ended June 30, 1998 compared to $40.9 million for the same period in 1997. Net revenues in the second quarter of 1997 include $224,000 in income of the Company's unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income (loss) from its unconsolidated affiliate during the second quarter of 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint
Venture Agreement. The Company's slight increase in net revenues during the 1998 period is a result of increased food, beverage and entertainment revenues.

      Casino revenues decreased slightly to $27.2 million for the three months ended June 30, 1998 compared to $27.3 million for the same period in 1997. The decrease in casino revenues was due primarily to decreased revenue from slots due to a decrease in volume compared to the previous period.

     Food and beverage revenues increased by approximately 2.0% to $9.5 million for the three months ended June 30, 1998 compared to $9.4 million during the same period in 1997. The increase was the result of increased beverage revenue.

     Hotel revenues increased to $5.0 million during the second quarter of 1998 from $4.9 million in the second quarter of 1997 despite a decrease in the Company's average daily rate ("ADR") to approximately $63 in the second quarter of 1998 from $66 in the second quarter of 1997. The increase is a result of an increase in the Company's hotel occupancy rate for the three months ended June 30, 1998 to approximately 97% from 93% during the same period in 1997 and increased utilization of room amenities, such as in-room movies and telephone usage.

     Entertainment revenues increased by approximately $0.4 million, or 28.8%, to $1.6 million for the three months ended June 30, 1998 compared to $1.2 million during the same period in 1997. The increase was due primarily to an additional month of operations of the Eldorado Showroom in the 1998 period as compared to the 1997 period when it opened.

     Promotional allowances expressed as a percentage of casino revenues were 13.8% for the second quarter of 1998 compared to 14.1% for the same period in 1997. The decrease was primarily due to a marketing promotional event in the prior period.

OPERATING EXPENSES

     The Company's operating expenses increased by $0.7 million, or 2.0%, to $33.9 million for the three months ended June 30, 1998 from $33.2 million during the same period in 1997. This increase is primarily attributable to increased food, beverage, hotel, entertainment and depreciation expenses.

     Casino expenses decreased by $0.2 million, or 1.5%, to $11.8 million for the three months ended June 30, 1998 from $12.0 million during the same period in 1997. The decrease is primarily due to a decrease in bad debt expenses as a result of improved collections.

     Food and beverage expenses increased 3.2% to $7.1 million in the second quarter of 1998 from $6.9 million during the same period in 1997. The increase is primarily due to an increase in food and beverage cost of sales and a corresponding increase in revenues.

     Hotel expenses increased 9.1% to approximately $2.0 million for the three months ended June 30, 1998 from approximately $1.9 million primarily due to slight increases in payroll and travel agent commissions.

     Entertainment expenses increased 76.8% to $1.3 million in the second quarter of 1998 from $0.7 million during the same period in 1997. The increase was primarily due to an additional month of operations of the Eldorado Showroom in 1998 as compared to the same period in 1997. The decrease in operating margin is primarily due to a decrease in showroom occupancy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

     Selling, general and administrative expenses and management fees decreased by 8.7% to $7.2 million for the three months ended June 30, 1998 from $7.9 million during the same period in 1997. The decrease was primarily due to the elimination of mid year employee bonuses for the six months ended June 30, 1998.

DEPRECIATION

     Depreciation for the three months ended June 30, 1998 was $3.5 million compared to $3.0 million for the same period in 1997, an increase of 14.4%. The increase was primarily attributable to the opening of the Eldorado Showroom in May 1997 and the casino and hotel refurbishment completed during the first quarter of 1998.

INTEREST EXPENSE, NET

     Interest expense, net of capitalized interest and interest income, decreased 3.3% to $3.3 million in the second quarter of 1998 compared to $3.5 million for the same period in 1997 as a result of a decrease in the average outstanding borrowings in the second quarter of 1998, as compared to the same period in 1997. The Company capitalized interest of approximately $19,000 for the three months ended June 30, 1998 compared to $89,000 during the same period in 1997.

NET INCOME

     As a result of the factors described above, net income for the three months ended June 30, 1998 declined by 2.4% to $4.1 million compared to a net income of $4.2 million during the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1997

NET REVENUES

     Net revenues increased by approximately $0.4 million to $74.8 million for the six months ended June 30, 1998 compared to $74.4 million for the same period in 1997. The Company's slight increase in net revenues is a result of increased hotel and entertainment revenues, partially attributable to the opening of the Eldorado Showroom in May 1997.

      Casino revenues decreased by approximately $1.5 million, or 2.9%, to $49.0 million for the six months ended June 30, 1998 compared to $50.5 million for the same period in 1997. The decrease in casino revenues was due primarily to decreased revenue from slots due to a decrease in volume compared to the previous period.

     Food and beverage revenues increased by approximately 1.1% to $18.1 million for the six months ended June 30, 1998 compared to $17.9 million during the same period in 1997 primarily as a result of increased beverage revenue.

     Entertainment revenues increased by approximately $1.6 million to $2.9 million for the six months ended June 30, 1998 compared to $1.2 million during the same period in 1997. The increase in revenues was due primarily to the Eldorado Showroom which had a full six months of operations in the 1998 period as compared to two months of operations in the 1997 period.

     Hotel revenues increased to $8.9 million during the first half of 1998 from $8.7 million during the first half of 1997 despite a decrease in the Company's average daily rate ("ADR") to approximately $58 in the first six months of 1998 from $59 during the same period in 1997. The increase is a result of an increase in the Company's hotel occupancy rate for the six months ended June 30, 1998 to approximately 94% from 91% during the same period in 1997.

     Other revenues decreased by approximately $237,000, or 7.0%, to $3.2 million for the six months ended June 30, 1998 as compared to $3.4 million during the same period in 1997 as a result of lower parking and retail revenue.

     Promotional allowances expressed as a percentage of casino revenues were 15.0% for the six months ended June 30, 1998 compared to 14.6% for the same period in 1997 as a result of an increase of promotions related to the Eldorado Showroom in the 1998 period.

OPERATING EXPENSES

     The Company's operating expenses increased approximately 5.4% to $65.9 million for the six months ended June 30, 1998 from $62.5 million during the same period in 1997. This increase is primarily attributable to increased food, beverage, entertainment and depreciation expenses.

     Casino expenses increased by approximately 2.0% to $22.8 million for the six months ended June 30, 1998 from $22.4 million during the same period in 1997 primarily due to increased promotional expenses.

     Food and beverage expenses increased by approximately $0.5 million, or 4.1%, to $13.7 million for the six months ended June 30, 1998 from $13.1 million during the same period in 1997. The increase was primarily due to a slight increase in beverage cost of sales and operating expenses.

     Entertainment expenses increased $1.7 million to $2.5 million for the six months ended June 30, 1998 from $0.8 million during the same period in 1997. The increase was primarily due to additional months of the Eldorado Showroom operations in the 1998 period as compared to the 1997 period.

     Hotel expenses increased slightly to $3.8 million for the six months ended June 30, 1998 from $3.6 million primarily due to a slight increase in payroll.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

     Selling, general and administrative expenses and management fees decreased by 5.4% to $14.3 million for the six months ended June 30, 1998 from $15.1 million during the same period in 1997. The decrease was primarily due to the elimination of mid-year employee bonuses for the six months ended June 30, 1998.

DEPRECIATION

     Depreciation for the first six months of 1998 was $6.8 million compared to $5.8 million for the first six months of 1997, an increase of 16.3%. The increase was primarily attributable to the opening of the Eldorado Showroom in May 1997 and casino and hotel refurbishments completed during the first quarter of 1998.

INTEREST EXPENSE, NET

     Interest expense, net of capitalized interest and interest income, decreased slightly to $6.7 million for the first six months ended June 30, 1998 compared to $6.8 million for the same period in 1997. Interest expense decreased as a result of a decrease in the average outstanding borrowings during the first six months ended June 30, 1998, as compared to the same period in 1997. The Company capitalized interest of approximately $54,000 for the six months ended June 30, 1998 compared to $198,000 during the same period in 1997.

NET INCOME

     As a result of the factors described above, net income for the six months ended June 30, 1998 declined by 57.5% to $2.2 million compared to a net income of $5.1 million during the same period in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of unconsolidated affiliate was $15.7 million for the six months ended June 30, 1998, as compared to $17.7 million during the same period in 1997. Net cash provided by operating activities for the six months ended June 30, 1998 and 1997 was $9.3 million and $8.3 million, respectively.

     At June 30, 1998, the Company had $4.6 million of cash and cash equivalents and $24.7 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $43.8 million on June 30, 1998 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until March 25, 2000 when it terminates and any balance then outstanding becomes due and payable. As of June 30, 1998, the Company had $100 million in aggregate principal amount of 10 1/2% Notes outstanding, approximately $18.0 million outstanding under the Credit Facility and $4.3 million of other long term debt (net of current portion). The Company anticipates drawing approximately $3.0 million against the credit line in August 1998 due to the $5.25 million interest payment on the 10 1/2% Notes.

     The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the six months ended June 30, 1998, Resorts made distributions of $1.4 million to its members as compared with distributions of $3.0 million during the same period in 1997.

     During the second quarter, ELLC completed a recapitalization increasing Resorts' equity interest in ELLC to 96.19% from 76.76%. A $23,000,000 note receivable and accrued interest due from ELLC was converted into equity as a contribution of capital. The capital contribution by Resorts diluted down the equity interests of Recreational Enterprises, Inc., and Hotel Casino Management, Inc., as they elected not to make proportionate capital contributions. The recapitalization adjusted the capital balances as of June 30, 1997.

     During the six months ended June 30, 1998, the Company's principal uses of funds were capital expenditures related to the Company's hotel refurbishment of $0.6 million, casino refurbishment of $0.7 million and construction of a new mezzanine slot area located across from Brew Brothers, which opened in February 1998, of $0.7 million. Additionally, a portion of CHOICES restaurant was enclosed and remodeled for approximately $0.2 million into a 70-seat Asian cuisine restaurant, the GOLDEN FORTUNE opened July 1998. Total capital expenditures for the six months ended June 30, 1998 were $3.9 million.

     The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.

PART II.     OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)    EXHIBITS
                    THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT.


                    EXHIBIT NUMBER      DESCRIPTION
                    --------------      -----------
                    10                  WRITTEN CONSENT IN LIEU OF MEETING OF
                                        MEMBERS OF ELDORADO LIMITED LIABILITY
                                        COMPANY

                    27                  FINANCIAL DATA SCHEDULE
                                        FOR THE THREE MONTHS
                                        JUNE 30, 1998

             (b)    REPORTS ON FORM 8-K

                    NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD COVERED
                    BY THIS REPORT.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       ELDORADO RESORTS LLC

Date:  August 12, 1998                 By: /s/ Donald L. Carano
                                           ------------------------------------
                                           Donald L. Carano
                                           Chief Executive Officer, President
                                           and Presiding Manager

Date:  August 12, 1998                 By: /s/ Robert M. Jones
                                           ------------------------------------
                                           Robert M. Jones
                                           Chief Financial Officer of
                                           Eldorado Resorts LLC (Principal
                                           Financial and Accounting Officer)


                                       ELDORADO CAPITAL CORP.

Date:  August 12, 1998                 By: /s/ Donald L. Carano
                                           ------------------------------------
                                           Donald L. Carano
                                           President

Date:  August 12, 1998                 By: /s/ Gene R. Carano
                                           ------------------------------------
                                           Gene R. Carano
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBITS INDEX


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
--------    ----------------------
  10        Written Consent in Lieu of Meeting of Members of Eldorado Limited
            Liability Company

  27        Financial Data Schedule