Form 10-Q
period 1998-09-30
ELDORADO RESORTS LLC
filed 1998-11-16
CIK 1022644

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998.

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         _______________.

     Commission file number 333-11811
                            ---------

                               ELDORADO RESORTS LLC
                               --------------------
                              ELDORADO CAPITAL CORP.
                              ----------------------
            (Exact names of registrants as specified in their charters)

                Nevada                                   88-0115550
                Nevada                                   88-0367075
   --------------------------------         ------------------------------------
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

                                  Not Applicable
               ------------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report)

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at November 12, 1998: 2,500 shares.

                                ELDORADO RESORTS LLC
                               ELDORADO CAPITAL CORP.

                                     FORM 10-Q

                                 TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.         FINANCIAL INFORMATION


      Item 1.   FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets. .................     2
                Condensed Consolidated Statements of Income.............     4
                Condensed Consolidated Statements of Cash Flows.........     5
                Notes to Condensed Consolidated Financial Statements....     7

      Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS. .........    11


PART II.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K........................    15

SIGNATURES..............................................................    17

                               Part 1
                       FINANCIAL  INFORMATION


 Item 1.  Financial Statements.

                         ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                            (In thousands)


                                         September 30,      December 31,
                                             1998               1997
                                         -------------      ------------
                                          (unaudited)
                  ASSETS

 Current assets:


         Cash and cash equivalents           $  6,020        $  6,369

         Accounts receivable, net               3,274           3,650

         Inventory                              2,776           2,882

         Prepaid expenses                       1,605           1,703
                                         -------------      ------------

              Total current assets             13,675          14,604



 Note receivable                                  377             557


 Investment in joint venture                   46,792          46,792


 Property and equipment,  net                 157,611         163,443



 Other assets, net                             12,988          13,231
                                         -------------      ------------

              Total assets                   $231,443        $238,627
                                         -------------      ------------
                                         -------------      ------------

The accompanying notes are an integral part of these condensed consolidated statements.

                        ELDORADO RESORTS LLC

                CONDENSED CONSOLIDATED BALANCE SHEETS

                           (In thousands)


                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
                                                     (unaudited)
     LIABILITIES AND MEMBERS' EQUITY

 Current liabilities:

         Current portion of long-term debt             $  1,936       $  1,269

         Accounts payable                                 2,724          3,710

         Construction and retention payables                 15            319

         Interest payable                                 1,397          3,950

         Accrued payroll, taxes and other accruals        7,242          5,910
                                                     -------------  ------------
               Total current liabilities                 13,314         15,158

 Long-term debt, less current portion                   116,790        126,613

 Capital lease obligations, less current portion            966          1,522

 Other liabilities                                        1,014            911
                                                     -------------  ------------
               Total liabilities                        132,084        144,204

 Minority interest                                        5,154          5,154

 Members' equity                                         94,205         89,269
                                                     -------------  ------------
               Total liabilities and members' equity   $231,443       $238,627
                                                     -------------  ------------
                                                     -------------  ------------


The accompanying notes are an integral part of these condensed consolidated statements.

                            ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands)

                                (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         ----------------------        ----------------------
                                                                           1998           1997           1998           1997
                                                                         -------        -------        -------        -------
Operating Revenues:
       Casino                                                            $29,529        $29,399        $78,556        $79,915
       Food and beverage                                                  10,228         10,028         28,354         27,955
       Hotel                                                               5,054          5,061         13,978         13,746
       Entertainment                                                       1,586          1,935          4,450          3,151
       Equity in net income of unconsolidated affiliate (Note 4)               -              -              -              -
       Other                                                               1,667          1,789          4,824          5,183
                                                                         -------        -------        -------        -------
                                                                          48,064         48,212        130,162        129,950
       Less:   Promotional allowances                                     (4,268)        (3,709)       (11,607)       (11,091)
                                                                         -------        -------        -------        -------
                  Net revenues                                            43,796         44,503        118,555        118,859
Operating Expenses:
       Casino                                                             12,995         11,699         35,824         34,091
       Food and beverage                                                   7,674          7,742         21,339         20,866
       Hotel                                                               2,069          1,993          5,856          5,599
       Entertainment                                                       1,076          1,128          3,617          1,954
       Other                                                               1,131            941          3,110          2,571
       Selling, general and administrative                                 7,513          7,611         20,911         21,789
       Management fees                                                       441            457          1,340          1,386
       Depreciation                                                        3,451          3,253         10,233          9,085
                                                                         -------        -------        -------        -------
                  Total operating expenses                                36,350         34,824        102,230         97,341
                                                                         -------        -------        -------        -------
Operating Income                                                           7,446          9,679         16,325         21,518

Interest Expense, net                                                      3,262          3,503          9,990         10,282
                                                                         -------        -------        -------        -------
Net Income Before Minority Interest                                        4,184          6,176          6,335         11,236

Minority Interest in Net (Income) of Subsidiary (Note 4)                       -              -              -              -
                                                                         -------        -------        -------        -------
Net Income                                                              $  4,184         $6,176         $6,335        $11,236
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

The accompanying notes are an integral part of these condensed consolidated statements.

                             ELDORADO RESORTS LLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                 (unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                          ---------------------
                                                                            1998           1997
                                                                          ------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                            $6,335        $11,236
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                       10,233          9,085
       Loss (Gain) on sale of property and equipment                         204            (81)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, net and due from
         members and affiliates                                              376            (52)
       Decrease in note receivable                                           180            135
       Decrease (increase) in inventories                                    106           (119)
       Decrease (increase) in prepaid expenses                                98         (1,166)
       Decrease in other assets, net                                         244            256
       Decrease in accounts payable, retention payable, interest
         payable, accrued payroll, taxes and other accruals               (2,408)        (4,012)
                                                                         -------        -------
       Net cash provided by operating activities                          15,368         15,282
                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                (4,786)       (13,816)
       Proceeds from sale of property and equipment                          181             90
                                                                         -------        -------
       Net cash (used in) investing activities                            (4,605)       (13,726)
                                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term and other debt                             11,250         22,500
       Principal payments on long-term and other debt                    (20,962)       (19,828)
       Bond offering costs                                                     -             47
       Distributions                                                      (1,400)        (7,000)
                                                                         -------        -------
       Net cash (used in) provided by financing activities               (11,112)        (4,281)
                                                                         -------        -------

The accompanying notes are an integral part of these condensed consolidated statements.

                            ELDORADO RESORTS LLC

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            1998           1997
                                                                         -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS                                      ($349)       ($2,725)
        CASH AND  CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                                          6,369          5,785
                                                                         -------        -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $6,020         $3,060
                                                                         -------        -------
                                                                         -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
        Cash paid during period for interest                             $12,121        $13,016
                                                                         -------        -------
                                                                         -------        -------

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

    In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

3.  Long Term Debt and Notes Payable

    Long term debt consisted of the following (in thousands):


                                                          September 30,   December 31,
                                                          -------------   ------------
                                                              1998            1997
                                                              ----            ----
 10 1/2% Senior Subordinated Notes: semi-annual
 payments of interest only, in arrears on  February 15
 and August 15 of each year, maturing August 15, 2006...    $100,000        $100,000


 Outstanding portion of reducing revolver and  the
 revolving credit line, due in quarterly installments
 of principal (plus interest calculated using either the
 Base rate or Eurodollar rate; the Eurodollar rate at
 September 30, 1997 and 1998 was 5.63% and  5.34%,
 respectively, and the Base rate at September 30, 1997
 and 1998 was 8.50% and 8.25%, respectively) due
 July 31, 2001;  secured by substantially all real
 property...............................................      14,500          23,250



 Notes payable to a corporation, due in a quarterly
 principal installment of $90,000 (including monthly
 interest at prime plus 2%, the rate at September 30,
 1997 and 1998 was 10.5% and 10.25%, respectively), to
 July 30, 1999 when principal balance is due; secured
 by real property.......................................         959           1,144

 Notes Payable, Other...................................       2,526           2,775
                                                         -------------   ------------
                                                             117,985         127,169
 Less--Current Maturities...............................      (1,195)           (556)
                                                         -------------   ------------
                                                            $116,790        $126,613
                                                         -------------   ------------
                                                         -------------   ------------

    Total interest expense for the first nine months of 1998 and 1997 was $10.0 million and $10.3 million, respectively.

    The amount of credit available pursuant to the Credit Facility reduced to approximately $42.2 million on September 30, 1998 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

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

    During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture. During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. During 1998, the Company converted the $23,000,000 loan to ELLC and accrued interest on the loan into equity of ELLC; as a result, the Company's interest in ELLC was increased to 96.19% effective June 30, 1997.

    Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                                        September 30,    December 31,
                                                            1998             1997
                                                        -------------    ------------
                                                        (Unaudited)
 Current Assets..................................         $  17,686        $  18,230
 Property and equipment, net.....................           314,654          326,018
 Other assets....................................             1,860            2,306
                                                        -------------    ------------
         Total assets............................         $ 334,200        $ 346,554
                                                        -------------    ------------
                                                        -------------    ------------

 Current Liabilities.............................         $  15,546        $  22,939
 Long-term liabilities...........................           200,250          213,000
 Partners' equity................................           118,404          110,615
                                                        -------------    ------------
         Total liabilities and partners' equity..         $ 334,200        $ 346,554
                                                        -------------    ------------
                                                        -------------    ------------

Summarized results of operations (in thousands):

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     -------------------    --------------------
                                       1998       1997        1998        1997
                                     --------   --------    ---------   --------
 Net Revenues ...................    $ 43,840   $ 47,120    $ 123,215   $125,165
 Operating Expenses .............     (35,131)   (35,815)    (101,253)   (99,026)
                                     --------   --------    ---------   --------
 Operating Income................       8,709     11,305       21,962     26,139
 Other (Expense).................      (4,624)    (5,268)     (14,173)   (16,012)
                                     --------   --------    ---------   --------
 Net Income......................    $  4,085   $  6,037    $   7,789   $ 10,127
                                     --------   --------    ---------   --------
                                     --------   --------    ---------   --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

    Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' majority owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado. The minority interest in ELLC is owned by the principal equityholders of Resorts. In June 1998, ELLC completed a recapitalization, effective June 30, 1997, converting a note receivable and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts, which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

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


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUES

    Net revenues decreased by approximately $0.7 million, or 1.6%, to $43.8 million for the three months ended September 30, 1998 compared to $44.5 million for the same period in 1997. The Company did not recognize income
(loss) from its unconsolidated affiliate during the third quarter of 1998 and 1997 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The Company's slight decrease in net revenues during the 1998 period is primarily a result of a decrease in table games and entertainment revenues.

    Casino revenues increased slightly to $29.5 million for the three months ended September 30, 1998 compared to $29.4 million for the same period in 1997. The increase in casino revenues was due primarily to increased revenue from slots resulting primarily from an increase in volume as compared to the previous period.

    Food and beverage revenues increased by approximately 2.0% to $10.2 million for the three months ended September 30, 1998 compared to $10.0 million during the same period in 1997. The increase was primarily due to increased food revenue resulting from an increase in customer counts compared with the prior period.

    Hotel revenues for the three months ended September 30, 1997 and 1998 were comparable at $5.1 million. An increase in the Company's hotel occupancy rate for the three months ended September 30, 1998 to approximately 95% from 94% during the same period in 1997 and increased utilization of room amenities, such as in-room movies and telephone usage offset a decrease in the Company's average daily rate ("ADR") to approximately $65 in the third quarter of 1998 from $66 in the third quarter of 1997.

    Entertainment revenues decreased by approximately $0.3 million, or 18.0%, to $1.6 million for the three months ended September 30, 1998 compared to $1.9 million during the same period in 1997. The decrease was due primarily to a decrease in the Eldorado Showroom occupancy in the 1998 period as compared to the 1997 period.

    Promotional allowances expressed as a percentage of casino revenues were 14.5% for the third quarter of 1998 compared to 12.6% for the same period in 1997. The increase was primarily due to increased use of complimentaries to all levels of casino patrons and promotions related to the Eldorado Showroom.

OPERATING EXPENSES

    The Company's operating expenses increased by approximately $1.5 million, or 4.4%, to $36.4 million for the three months ended September 30, 1998 from $34.8 million during the same period in 1997. This increase is primarily attributable to increased gaming, hotel and depreciation expenses.

    Casino expenses increased by $1.3 million, or 11.1%, to $13.0 million for the three months ended September 30, 1998 from $11.7 million during the same period in 1997 due to an increase in slot promotional expenses.

    Hotel expenses increased 3.8% to approximately $2.1 million for the three months ended September 30, 1998 from approximately $2.0 million primarily due to slight increases in payroll and operating expenses.

    Food and beverage expenses were comparable at $7.7 million in the third quarter of 1998 and 1997.

    Entertainment expenses were comparable at $1.1 million in the third quarter of 1998 and 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

    Selling, general and administrative expenses and management fees decreased by 1.4% to $8.0 million for the three months ended September 30, 1998 from $8.1 million during the same period in 1997. The decrease was primarily due to a decrease in the employee bonus accrual as compared to the 1997 period.

DEPRECIATION

    Depreciation for the three months ended September 30, 1998 was $3.5 million compared to $3.3 million for the same period in 1997, an increase of 6.1%. The increase was primarily attributable to casino and hotel refurbishments completed during the first quarter of 1998.

INTEREST EXPENSE, NET

    Interest expense, net of capitalized interest and interest income, decreased 6.9% to $3.3 million in the third quarter of 1998 compared to $3.5 million for the same period in 1997 as a result of a decrease in the average outstanding borrowings in the third quarter of 1998, as compared to the same period in 1997. The Company capitalized interest of approximately $13,000 for the three months ended September 30, 1998 compared to $37,000 during the same period in 1997.

NET INCOME

    As a result of the factors described above, net income for the three months ended September 30, 1998 declined by 32.3% to $4.2 million compared to a net income of $6.2 million during the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUES

    Net revenues decreased by approximately $0.3 million to $118.6 million for the nine months ended September 30, 1998 compared to $118.9 million for the same period in 1997. The Company's slight decrease in net revenues is a result of decreased gaming revenues.

     Casino revenues decreased by approximately $1.4 million, or 1.7%, to $78.6 million for the nine months ended September 30, 1998 compared to $79.9 million for the same period in 1997. The decrease in casino revenues was due primarily to decreased revenue from slots resulting from a decrease in volume compared to the previous period.

    Food and beverage revenues increased by approximately 1.4% to $28.4 million for the nine months ended September 30, 1998 compared to $28.0 million during the same period in 1997 primarily as a result of increased beverage revenue.

    Hotel revenues increased to $14.0 million for the nine months ended September 30, 1998 from $13.7 million for the same period in 1997 despite a decrease in the Company's average daily rate ("ADR") by approximately $1 in the first nine months of 1998 compared to the same period in 1997. The increase is primarily a result of an increase in the Company's hotel occupancy rate for the nine months ended September 30, 1998 to approximately 94% from 92% during the same period in 1997.

    Entertainment revenues increased by approximately 41.2% or $1.3 million to $4.5 million for the nine months ended September 30, 1998 compared to $3.2 million during the same period in 1997. The increase in revenues was due primarily to the Eldorado Showroom which had a full nine months of operations in the 1998 period as compared to five months of operations in the 1997 period.

    Other revenues decreased by approximately $0.4 million or 6.9%, to $4.8 million for the nine months ended September 30, 1998 as compared to $5.2 million during the same period in 1997 as a result of lower parking and retail revenue.

    Promotional allowances expressed as a percentage of casino revenues were 14.8% for the nine months ended September 30, 1998 compared to 13.9% for the same period in 1997 as a result of an increase in slot promotions and promotions related to the Eldorado Showroom in the 1998 period.

OPERATING EXPENSES

    The Company's operating expenses increased approximately 5.0% to $102.2 million for the nine months ended September 30, 1998 from $97.3 million during the same period in 1997. This increase is primarily attributable to increased gaming, entertainment and depreciation expenses.

    Casino expenses increased by approximately 5.1% to $35.8 million for the nine months ended September 30, 1998 from $34.1 million during the same period in 1997 primarily due to increased slot promotional expenses and the addition of a poker room in May 1998.

    Food and beverage expenses increased by approximately $0.5 million, or 2.3%, to $21.3 million for the nine months ended September 30, 1998 from $20.9 million during the same period in 1997. The increase was primarily due to a slight increase in beverage cost of sales and operating expenses.

    Entertainment expenses increased approximately $1.7 million to $3.6 million for the nine months ended September 30, 1998 from $2.0 million during the same period in 1997. The increase was primarily due to Eldorado Showroom's additional months of operation in the 1998 period as compared to the 1997 period. The decrease in operating margin is a result of decreased occupancy as compared to the previous period.

    Hotel expenses increased slightly to $5.9 million for the nine months ended September 30, 1998 from $5.6 million primarily due to a slight increase in payroll and marketing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

    Selling, general and administrative expenses and management fees decreased by 4.0% to $22.3 million for the nine months ended September 30, 1998 from $23.2 million during the same period in 1997. The decrease was primarily due to a decrease in the employee bonus accrual for the nine months ended September 30, 1998 as compared to the same period in 1997.

DEPRECIATION

    Depreciation for the first nine months of 1998 was $10.2 million compared to $9.1 million for the first nine months of 1997, an increase of 12.6%. The increase was primarily attributable to the opening of the Eldorado Showroom in May 1997 and casino and hotel refurbishments completed during the first quarter of 1998.

INTEREST EXPENSE, NET

    Interest expense, net of capitalized interest and interest income, decreased slightly to $10.0 million for the first nine months ended September 30, 1998 compared to $10.3 million for the same period in 1997. Interest expense decreased as a result of a decrease in the average outstanding borrowings during the first nine months ended September 30, 1998, as compared to the same period in 1997. The Company capitalized interest of approximately $66,000 for the nine months ended September 30, 1998 compared to $235,000 during the same period in 1997.

NET INCOME

    As a result of the factors described above, net income for the nine months ended September 30, 1998 declined by 43.6% to $6.3 million compared to a net income of $11.2 million during the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements, including the Former Credit Facility (as defined below) and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. The Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowings under the Former Credit Facility. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of unconsolidated affiliate was $26.6 million for the nine months ended September 30, 1998, as compared to $30.6 million during the same period in 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was $15.4 million and $15.3 million, respectively.

    At September 30, 1998, the Company had $6.0 million of cash and cash equivalents and $26.6 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the Former Credit Facility. The Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent, was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $42.2 million on September 30, 1998 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

    As of September 30, 1998, the Company had $100 million in aggregate principal amount of 10 1/2% Notes outstanding, approximately $14.5 million outstanding under the Credit Facility and $3.3 million of other long term debt (net of current portion).

    The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the nine months ended September 30, 1998, Resorts made distributions of $1.4 million to its members as compared with distributions of $7.0 million during the same period in 1997.

    During the second quarter, ELLC completed a recapitalization increasing Resorts' equity interest in ELLC to 96.19% from 76.76%. A $23,000,000 note receivable and accrued interest due from ELLC was converted into equity as a contribution of capital. The capital contribution by Resorts diluted down the equity interests of Recreational Enterprises Inc. and Hotel Casino Management, Inc., as they elected not to make proportionate capital contributions. The recapitalization adjusted the capital balances as of June 30, 1997.

    During the nine months ended September 30, 1998, the Company's principal uses of funds were capital expenditures related to the Company's hotel refurbishment of $0.6 million, casino refurbishment of $0.7 million, signage and building facade refurbishment of $0.5 million, construction of a new mezzanine slot area located across from Brew Brothers, which opened in February 1998, of $0.7 million in addition to recurring capital expenditures. Additionally, a portion of CHOICES restaurant was enclosed and remodeled for approximately $0.2 million into a 70-seat Asian cuisine restaurant, the GOLDEN FORTUNE opened July 1998. Total capital expenditures for the nine months ended September 30, 1998 were $4.8 million.

    The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.

YEAR 2000 READINESS DISCLOSURE

BACKGROUND

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, information technology such as date-sensitive computer software ("IT") as well as non-IT systems such as equipment containing microcontrollers or other embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000"). The inability of date-sensitive IT and non-IT systems and equipment using two digits rather than four to differentiate between the years 1900 and 2000 may cause such systems and equipment to fail or create erroneous results at January 1, 2000 (a "Year 2000 Disruption").

RISK FACTORS

     There is worldwide concern that Year 2000 Disruptions could wreak havoc on global economies, including the U.S. domestic economy. The extent of the potential impact from Year 2000 Disruptions is not yet known, and may not be adequately identified prior to the Year 2000. In the event of a significant adverse impact on the global economies or on the U.S. domestic economy, the Company may be materially and adversely impacted, even if its own IT and non-IT systems and equipment are Year 2000 compliant.

     Date-sensitive IT and non-IT systems and equipment are utilized in virtually all aspects of the hotel, casino and related operations at the Eldorado and at the Company's 50% owned joint venture property, Silver Legacy. While task forces have initiated programs at the Eldorado and Silver Legacy to identify the date-sensitive IT and non-IT systems and equipment at these properties and to take such actions as may be necessary to make such systems and equipment Year 2000 compliant, a Year 2000 Disruption could occur in hotel, casino and related IT and non-IT systems and equipment utilized at the Eldorado and/or Silver Legacy due to a failure of such systems and equipment to be Year 2000 compliant. Depending on the severity and duration, any such Year 2000 Disruption could have a material adverse impact on the Company.

     In addition to the risks associated with a Year 2000 Disruption from the failure of the IT and non-IT systems and equipment at the Eldorado and Silver Legacy, the Company is exposed to the risk that one or more of the suppliers of critical goods or services could experience a Year 2000 Disruption that impacts the ability of such suppliers to provide all of the goods and services required in the operation of the Eldorado and/or Silver Legacy. The Company believes that the impact of such an interruption in the delivery of goods would be limited due to the availability of alternative suppliers of the essential goods utilized in the operations conducted at the Eldorado and Silver Legacy, although no assurances can be given that a Year 2000 Disruption will not materially disrupt the ability to secure delivery of such goods from any source.

     A Year 2000 Disruption of essential services to the Eldorado or Silver Legacy, such as utilities or banking services, could, depending on the extent of the disruption, have a material adverse impact on the Company. Because the Eldorado and Silver Legacy obtain their utilities from the same providers that serve all of the greater Reno area and there are no alternative sources from which to obtain such services (other than limited-capacity generators for the production of electricity during short-term emergency situations), a Year 2000 Disruption in the delivery of power, natural gas or water would most likely impact all or a significant portion of the Reno area, including the Eldorado and Silver Legacy, and would require that such properties be closed for the duration of any extended interruption of such service. While an interruption in telephone service might not require that the affected properties be closed, such an interruption could, depending on the nature and duration of the interruption, have a material adverse effect on operations at the Eldorado and Silver Legacy.

     The Company is exposed to the risk that a Year 2000 Disruption could result in a significant interruption of banking services in the Reno area. A significant number of the Eldorado's and Silver Legacy's customers depend on credit card processing and automated teller machines to access cash or credit during their visits to the Eldorado and Silver Legacy. In addition, the Eldorado and Silver Legacy depend on a reliable source of cash to fund the day-to-day casino operations at those properties. Accordingly, any interruption of banking services could, depending upon the nature and duration of the interruption, have a material adverse effect on operations at the Eldorado and Silver Legacy.

     The Company is also exposed to the risk that a Year 2000 Disruption could result in a significant interruption of airline service to the Reno area. The Company believes that a significant number of the Eldorado's and Silver Legacy's customers (including hotel guests and walk-in customers at the casinos) depend on the airlines for their travel to and from Reno. Accordingly, any such interruption of airline service could, depending upon the extent of the interruption, have a material adverse effect on operations at the Eldorado and Silver Legacy.

APPROACH

     The Company has established a task force to coordinate its response to the Year 2000. This task force includes the Company's Chief Financial Officer, Manager of Internal Audit, the Director of Information Services as well as support staff. An outside consultant was also engaged who assisted in establishing a Year 2000 compliance program for the Company at the Eldorado.

     A separate task force has been established by the Silver Legacy Joint Venture at the Silver Legacy to coordinate the response to the Year 2000 at that property. This task force includes Silver Legacy's Director of Finance and Administration and its Director of Information Services as well as support staff.

     The Year 2000 compliance programs developed for the Eldorado and Silver Legacy consist of the following phases:


     PHASE 1 Compilation of an inventory of IT and non-IT systems and equipment that may cause a Year 2000 Disruption ("Critical Systems and Equipment").

     PHASE 2 Identification and prioritization of the Critical Systems and Equipment from the inventory compiled in Phase 1 and inquiries of third parties with whom the Eldorado or Silver Legacy does significant business (i.e., vendors and suppliers) as to the state of their Year 2000 readiness.

     PHASE 3 Analysis of the identified Critical Systems and Equipment to determine which systems and equipment are not Year 2000 compliant and evaluation of the costs to repair or replace those systems and equipment.

     PHASE 4 Repair or replacement and testing of noncompliant Critical Systems and Equipment and the testing of Critical Systems and Equipment for which representation as to Year 2000 compliance has not been received or for which representation has been received but has not been confirmed.

     Neither the Eldorado nor Silver Legacy is currently planning to use any independent verification and validation process to assure the reliability of their risk and cost estimates. However, this position will continue to be reevaluated as the Year 2000 compliance programs proceed at the Eldorado and Silver Legacy.

STATUS

     Phases 1 and 2 are substantially complete at the Eldorado and Silver Legacy but for the process of making inquiries of third parties as to their Year 2000 readiness, which is currently ongoing with respect to each property. To date neither the Eldorado nor Silver Legacy has been advised by any significant third party supplier of goods or services that it will not be fully Year 2000 compliant by the Year 2000. All initial inquiries to identified significant third party vendors and suppliers have been completed by the Eldorado and Silver Legacy. The initial third party inquiries to the remaining third party vendors and suppliers are expected to be completed by January 31, 1999.

     Phases 3 and 4 are ongoing at the Eldorado and Silver Legacy. September 30, 1999 has been established as the current target date to complete the Year 2000 compliance program at both properties. Based upon the analysis conducted to date, the Company believes all of the Critical Systems and Equipment at the Eldorado and Silver Legacy are either currently Year 2000 compliant or will be Year 2000 compliant by September 30, 1999, although there can be no assurance as to the ability to achieve full Year 2000 compliance at either property. The most significant aspect of the Eldorado's Year 2000 compliance that has been identified is the software modification of the property's casino system. The most significant aspect of Silver Legacy's Year 2000 compliance that has been identified is the replacement of that property's non-Year 2000 compliant personal computers.

COSTS

     The total cost to the Company of making its systems at the Eldorado Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $800,000 to $1 million. This current estimate includes the following: (i) $670,000 to $840,000 relating to software modification, of which approximately $100,000 had been incurred at September 30, 1998; and (ii) $130,000 to $160,000 to replace problem systems and equipment, of which approximately $20,000 had been incurred at September 30, 1998. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.

     The total cost to Silver Legacy of making the systems at that property Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $500,000 to $750,000, none of which had been incurred at September 30, 1998. The current estimated cost relating to Silver Legacy's software modification is $200,000 to $250,000. The current estimated costs to replace Silver Legacy's problem systems and equipment is $300,000 to $500,000. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Silver Legacy will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Silver Legacy's administration of its Year 2000 project, are being expensed as incurred.

     The Company believes the most significant risk of a Year 2000 Disruption at the Eldorado or Silver Legacy is the loss of utilities at those properties, particularly power or water, as to which a contingency plan is not feasible. The Eldorado and Silver Legacy are in the initial stages of evaluating various alternatives to other potential Year 2000 Disruptions that might occur at the Eldorado or Silver Legacy.

     The source of funding of the costs incurred in connection with the Year 2000 compliance programs at the Eldorado and Silver Legacy is anticipated to be the operating cash flows at the respective properties.

     There can be no assurance that as yet unidentified costs will not be incurred in connection with the Year 2000 compliance program at the Eldorado or at Silver Legacy or that the costs actually incurred to achieve full Year 2000 compliance at either property will not be materially higher than currently estimated.

FORWARD-LOOKING STATEMENTS

    Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2000 compliance and effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

PART II.   OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS
                     THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT.

                     EXHIBIT NUMBER           DESCRIPTION
                     --------------           -----------

              27                       FINANCIAL DATA SCHEDULE
                                       FOR THE NINE MONTHS
                                       SEPTEMBER 30, 1998

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



                                ELDORADO RESORTS LLC
                                --------------------



Date:  November 12, 1998     By:   /s/  DONALD L. CARANO
                                --------------------------------------
                                Donald L. Carano
                                Chief Executive Officer, President and
                                Presiding Manager




Date:  November 12, 1998     By:   /s/  ROBERT M. JONES
                                --------------------------------------
                                Robert M. Jones
                                Chief Financial Officer of
                                Eldorado Resorts LLC (Principal
                                Financial and Accounting Officer)





                                ELDORADO CAPITAL CORP.
                                ----------------------



Date:  November 12, 1998     By:   /s/  DONALD L. CARANO
                                --------------------------------------
                                Donald L. Carano
                                President




Date: November 12, 1998      By:   /s/  GENE R. CARANO
                                --------------------------------------
                                Gene R. Carano
                                Treasurer (Principal Financial and
                                Accounting Officer)

                                EXHIBITS INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------

  27                         Financial Data Schedule
                             For the nine months
                             September 30, 1998