Form 10-K405
period 1998-12-31
ELDORADO RESORTS LLC
filed 1999-03-30
CIK 1022644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      ------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (775) 786-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at March 12, 1999: 2,500 Shares.

PART I

ITEM 1.  BUSINESS.

                  Eldorado Resorts LLC, a Nevada limited liability company ("Resorts"), was formed to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all of the then outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Insofar as they relate to periods prior to the effective date of the Reorganization, references to Resorts are to the Predecessor Partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly-owned by Resorts ("Capital"), was incorporated with the sole purpose of serving as co-issuer of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 issued by Resorts and Capital on July 31, 1996. Accordingly, Capital holds no significant assets and conducts no business activity. Resorts and Capital, together with Eldorado Limited Liability Company, a 96% owned subsidiary of Resorts and Nevada limited liability company ("ELLC"), are collectively referred to as the "Company." Effective June 30, 1997, ELLC completed a recapitalization, converting a note receivable and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%.

         The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere and providing unsurpassed personal service and cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicle traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% interest in a 50/50 joint venture with a subsidiary of Circus Circus Enterprises, Inc. ("Circus Circus") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado.


BUSINESS STRATEGY

         The Company has a broad experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other seven senior executives has in excess of 10 years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over two decades. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of the Company.

         The Company's business strategy draws upon its extensive gaming management experience gained from operating the Eldorado successfully for over two decades. Key elements of the Company's strategy include the following:

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

         In addition to personalized service, the Eldorado has earned a reputation for high quality amenities and an excellent price-to-value relationship. Locals and visitors alike are attracted to the Eldorado's selection of dining venues and exceptional food quality, for which the Eldorado has received national recognition. Management believes that the Eldorado's excellent cuisine adds to the overall atmosphere and prestige of the hotel and therefore emphasizes outstanding food and ambiance and a wide variety of dining choices.

         The Eldorado continually monitors and enhances its casino operations to react to changing market conditions and customer demands. For example, the Company has shifted its slots mix towards $1 and higher denominated machines in response to the increased popularity of higher-end slot machines, which the Company believes appeal to its base of higher-income gaming clientele. The Company targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, electronic displays and customer-convenient features.

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

         Preferred casino customers are those patrons who maintain the necessary gaming criteria to become established casino guests. The Company uses a broad special events agenda and an extensive guest development program, including providing casino credit, to attract and retain preferred casino customers. In addition, the Company utilizes its quality hotel rooms, excellent restaurant venues and other amenities to offer complimentaries to a broad spectrum of established casino guests, from the frequent players who place relatively modest wagers to the true premium players who consistently wager high amounts. The Company believes that the ability to reward the more modest gaming patrons fosters intense loyalty and repeat business.

         Wholesale/specialty groups consist of those customers participating in travel packages offered by air tour operators, groups of up to 100 people with strong gaming profiles and visitors attending tournaments at the National Bowling Stadium. The Eldorado sales force targets this segment by attending trade shows in order to establish relationships with airlines, travel agents, meeting planners and wholesalers. The Eldorado has developed special marketing programs and tools to cultivate relationships with these air tour operators and specialty groups, including offering familiarization tours of the Eldorado. The Eldorado attempts to utilize this market segment as a means of creating a consistent utilization of its rooms during the calendar year.

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

         The cost incurred by the Company for advertising in 1998 was $4,383,000 compared with $3,890,000 in 1997.

          STRATEGIC EXPANSION AND IMPROVEMENTS. Since opening the Eldorado in 1973, the Company has employed a strategy of continual expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing its successful expansion strategy, the Eldorado opened a state-of-the-art 566-seat showroom in May 1997. The showroom adds an entertainment experience that management believes attracts a larger and broader audience of entertainment seekers. The showroom features the only nightly production show of its kind in downtown Reno. In addition, the Company opened a new VIP Lounge in December 1997, offering a relaxing atmosphere, including a complimentary full service bar and VIP room registration for preferred casino customers. In February 1998, the Eldorado opened a new slot area with 97 slot machines across from the property's microbrewery, THE BREW BROTHERS. Management believes that the addition of these unique amenities has enhanced the Eldorado's position in the Reno market. In July 1998 a portion of CHOICES RESTAURANT was enclosed and remodeled into a 78-seat Asian cuisine restaurant, the Golden Fortune.

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

         As of December 31, 1998, the Eldorado offered approximately 84,000 square feet of gaming space, with approximately 1,871 slot machines, 79 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride(R), Caribbean stud poker, mini-baccarat, three keno games, a poker room and a race and sports book. The Eldorado also operates a satellite race and sports book at the Silver Legacy. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 5 cents to $100, generated approximately 67% of the total gaming revenues for the casino in 1998 and provide consistency in revenues and cash flow. A diverse selection of table games and a variety of table limits allow play from a wide range of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

         The interior of the hotel is designed to create a European ambiance and offers 816 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 1997 and 1998, the Eldorado achieved a 90.1% and 92.8% average hotel occupancy rate at an Average Daily Rate ("ADR") of approximately $60 in both 1997 and 1998.

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

                       ELDORADO RESTAURANTS

                    SEATING
DINING VENUE        CAPACITY                   DESCRIPTION

Bistro Roxy         175   .    A Parisian-style bistro, bar and restaurant
                               offering French country fare, steak and seafood
                          .    Designed by famed restaurant designer Pat Kuleto
                               to feature seven distinct architectural styles
                          .    Awarded the Golden Cup Award by Specialty Coffee
                               Association of America in 1997
                          .    Received "Award of Excellence" from WINE
                               SPECTATOR 1998

La Strada           170   .    Features northern Italian cuisine in an Italian
                               countryside  villa setting
                          .    Recognized as one of the country's top 10 Italian
                               restaurants in the 1994 BEST OF THE BEST ACADEMY
                               AWARDS OF THE RESTAURANT INDUSTRY
                          .    Recipient of the WINE SPECTATOR AWARD OF
                               EXCELLENCE in each of the past five years
                          .    Hailed in the March 1993 issue of BON APPETIT
                               magazine as a "sure thing in Reno" for food lovers

The Brew             225  .    The first microbrewery located in a hotel/casino.
Brothers                       Features a variety of handcrafted beers and live
                               nightly entertainment
                          .    Named as the area's best microbrewery in the RENO
                               GAZETTE-JOURNAL in 1998
                          .    Offers eight microbrewed beers, including Lady
                               Luck Lager, Eldorado Extra Pale Honey Ale,
                               Redhead Amber Ale, Wild Card Wheat Ale, Big Dog
                               Ale, Gold Dollar Pale Ale, Double Down Stout and a rotating seasonal brew.

The Grill           185   .    A spirited, lively steak and seafood house
                          .    Specializes in prime rib and grilled entrees at
                               affordable prices
                          .    Offers top quality USDA cuts of beef and fresh
                               seafood, a "never-ending" salad and fruit bar with homemade soups

Chefs' Buffet       525   .    A 220-foot buffet offering a wide variety of
(formerly-Chefs'               cuisines, including a Mongolian barbecue,
Pavilion)                      omelet station and a salad, fruit, ice cream
                               and dessert bar
                          .    Features an open exhibition kitchen where
                               customers can observe meals being prepared

Tivoli Gardens      210   .    A 24-hour restaurant with a menu featuring Asian,
                               Italian, Mexican and South American cuisines
                          .    Features the Eldorado Coffee Company, where fresh
                               coffee beans are roasted each day for use throughout the hotel and for retail purchase

Choices Express     185   .    A food court offering a diverse selection of
Cafe                           cuisines, including an Asian noodle kitchen,
                               a delicatessen, a gelato shop where 24 flavors are made fresh each day, a salad bar, a bakery and an espresso bar

Seafood Buffet      425   .    Offered each Friday and Saturday night during
                               the summer months, in the Convention Center, featuring Reno's best seafood spread
                          .    Named one of the top 25 seafood restaurants in
                               the country in the 1994 BEST OF THE BEST ACADEMY
                               AWARDS OF THE RESTAURANT INDUSTRY

Golden Fortune --   78    .    Authentic Hong Kong style cuisine offering
He Fu Li                       90 specialties
                          .    A classic Chinese setting atmosphere featuring
                               hand blown and stained glass imported from China

         The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include THE BREW BROTHERS microbrewed beers and wines from the Ferrari Carano Winery.

         The Eldorado features a 566-seat showroom. Other amenities offered by the Eldorado include several specialty shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to the Eldorado which hosts a variety of special events. The Eldorado has parking facilities for over 1,100 vehicles including a 652-space parking garage, a 360-space valet parking facility and 126 surface parking spaces.


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

         The Silver Legacy's design is based upon Nevada's silver mining heritage and the legend of Sam Fairchild, a fictitious silver baron who "struck it rich" on the site of the hotel/casino. Accordingly, the opulent interior of the Silver Legacy showcases a variety of antique silver pieces from the Mackay silver collection and a casino built around Sam Fairchild's legendary 120-foot tall mining rig. The mining rig appears to transform ore into silver coins that cascade into slot machines located at the mining rig's base. The mining rig is enclosed within a 75,000 square foot dome, the interior of which is painted to resemble the sky and features three dynamic sound and light shows which are continuously updated so that visitors are provided with a unique experience each time they enter the hotel. The exterior of the dome serves as a distinctive landmark on the Reno skyline. The Company's management believes that the Silver Legacy is a "must see" attraction for visitors to the Reno market.

         The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,712 guest rooms and suites, many of which feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 1998, the Silver Legacy's casino featured approximately 88,500 square feet of gaming space and contained over 2,243 slot machines and 81 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride(R), Caribbean stud poker, mini-baccarat and Pai Gow and two keno games. The Eldorado operates a satellite race and sports book located on the Silver Legacy's casino floor. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

         The Silver Legacy's dining options include a 240-seat buffet, a steak and seafood restaurant, an oyster bar, a 24-hour coffee shop and a gourmet coffee house. In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include custom retail shops, exercise facilities, a beauty salon, comedy club and an outdoor swimming pool and sundeck, as well as a video arcade.

         The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and custom retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of over 4,100 rooms, 19 restaurants and enough parking to accommodate approximately 6,600 vehicles and, as of December 31, 1998, approximately 5,900 slot machines and 230 table games. The Company's management believes that centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

SILVER LEGACY JOINT VENTURE AGREEMENT

         The Silver Legacy was developed by the Silver Legacy Joint Venture formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture (the "Joint Venture Agreement") dated as of March 1, 1994, between ELLC and Galleon, Inc. ("Circus Sub"). Under the terms of the Joint Venture Agreement, each of ELLC and Circus Sub (together the "Partners") owns a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each Partner was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value equal to 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed real property worth $25.0 million on which to build the Silver Legacy and $26.9 million in cash and Circus Sub contributed $51.9 million in cash. In addition, pursuant to the Joint Venture Agreement, Circus Sub's parent corporation, Circus Circus, provided certain loans to the Silver Legacy Joint Venture for the costs of developing and constructing the Silver Legacy and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the development and construction costs (such loans and financing are collectively referred to herein as the "Construction Financing"). In return, Circus Circus receives from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing. The Original Silver Legacy Credit Agreement, as amended and restated, most recently on November 24, 1997 (the "Silver Legacy Credit Agreement") is secured by a deed of trust on the Silver Legacy and by security interests in other assets of the Silver Legacy Joint Venture. Under the terms of the Silver Legacy Credit Agreement, the borrowing limit ($213 million at December 31, 1998) is subject to scheduled reductions (adjustable ratably for any voluntary permanent reductions) of $4.25 million quarterly through December 31, 2000 (with the next such payment being due on March 31, 1999), $5.5 million quarterly from March 31, 2001 through December 31, 2002, $6 million on March 31, 2003, and the balance on June 30, 2003 when any indebtedness then outstanding thereunder will become due and payable. Each of ELLC's and Circus Sub's ability to participate in cash flows generated by the Silver Legacy is limited by the terms of the Joint Venture Agreement and the Silver Legacy Credit Agreement. On November 24, 1997, in connection with the most recent amendment and restatement of the Silver Legacy Credit Agreement, the Silver Legacy Joint Venture repaid its indebtedness to Circus Circus in the amount of $35.1 million and funded the repayment by an additional advance under the Silver Legacy Credit Agreement. As of December 31, 1998, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $198.5 million (representing the principal amount then outstanding under the Silver Legacy Credit Agreement) plus accrued interest of $1,279,000.

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

         Circus Sub is entitled to a priority allocation ("Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the Priority Allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the orginal bank financing utilized for the development, construction and completion of the Silver Legacy.

Circus Sub is entitled to such Priority Allocation, which began May 1, 1997, for so long as ELLC selects the General Manager (as defined in the Joint Venture Agreement) of the Silver Legacy (as provided for in the Joint Venture Agreement).

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

RENO MARKET

         The Reno market is one of the larger gaming markets in the United States which generated approximately $930 million of gaming revenues in 1998. The opening of the Silver Legacy in 1995 marked Reno's first opening of a newly constructed major hotel/casino since 1978 and its first themed mega-resort, representing an approximately 13% increase in the number of hotel rooms and an approximately 10% increase in the number of gaming positions in the Reno market. As of December 31, 1998, the Reno market featured 15,271 hotel rooms which had an estimated 79.1% average hotel occupancy rate in 1998. According to the Reno Sparks Convention and Visitors Authority (the "Visitors Authority"), other approved or announced projects are expected to add up to 4,800 rooms to the Reno market within a decade, although the Company can not predict how many rooms will actually be completed and placed into service.

         Reno is the second largest city in Nevada, with a population of approximately 166,000 as of July 1998, and is located at the base of the Sierra Nevada mountains along Interstate 80, approximately 140 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market which attracts visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. According to the Visitors Authority, visitors to the Reno market stayed an average of 2.5 nights in 1998. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno's annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races and the Reno Rodeo. According to the Visitors Authority, the greater Reno area attracted an estimated 5.1 million visitors in both 1998 and 1997.

         The following table sets forth certain statistical information for the Reno market for the years 1994 through 1998 as reported by the Visitors Authority or the Nevada State Gaming Control Board.


                                                                   THE RENO MARKET

                                               1994         1995         1996          1997         1998
                                               ----         ----         ----          ----         ----
     Gaming Revenues (000's) ...........   $   826,174   $  889,480   $  885,578    $  901,989   $  929,844
     Gaming Positions(1)(2).............        29,943       31,926       32,164        31,762       30,816
     Hotel Rooms(1).....................        12,582       14,241       15,536        15,773       15,271
     Average Hotel Occupancy Rate.......          84.4%        86.0%        83.3%         80.3%        79.1%
     Airline Passenger Arrivals(3)......     2,670,969    2,911,834    3,450,920     3,523,410    3,487,360
     Convention Attendance..............       203,389      314,137      196,707       250,170      256,285

   (1) As of December 31 for each period shown.
   (2) Calculated from information provided by the Nevada State Gaming Control Board.
   (3) Arrivals to Reno/Tahoe International Airport.


         The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") over the next 10 years and is expected to host many other tournaments for other bowling organizations. The National Bowling Stadium held the WIBC's National Championship Bowling Tournament in 1997 and has scheduled the 2000, 2003, 2006 and 2009 tournaments and the ABC's National Championship Bowling Tournament for 1998, 2001, 2004 and 2007, providing a major bowling tournament in Reno two out of every three years through the year 2009. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater and retail space and can be configured to host special events and conventions.

         In 1998, eleven scheduled airlines and a number of other charter airlines provided non-stop service between Reno and approximately 21 North American cities, providing available seats for more than 13,800 people daily both inbound and outbound. The most frequent users of the airport are Reno Air and Southwest Airlines, with approximately 79 and 87 daily flights, respectively, to or from Reno as of December 31, 1998. The Eldorado and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

COMPETITION

         The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 44 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel/casinos that each generate over $36 million in annual gaming revenues, including Circus Circus-Reno and the Silver Legacy. The Visitors Authority estimates that up to approximately 4,800 rooms will be added to the Reno market within a decade. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. To a lesser extent, the Company also competes with hotel/casino operations located in Las Vegas and Laughlin, Nevada and in the Lake Tahoe area. A substantial number of customers travel to both Reno and the Lake Tahoe market during their visits. Consequently, the Company believes that its success is influenced to some degree by the success of the Lake Tahoe market. Environmental restrictions place limitations on the expansion of hotels and casinos in the Lake Tahoe market. Additionally, the Company competes with casino gaming on Native American-owned lands throughout California, Washington and Oregon, from where it is estimated the Reno market drew in excess of 67% of its visitors in 1998. Furthermore, since the 1980's, legalized gaming opportunities have proliferated throughout the United States, and the Company now competes with pari-mutuel wagering, state-sponsored lotteries, card clubs, bingo, off-track betting, riverboat and other forms of legalized gaming.

         In November 1998, the California electorate approved Proposition 5, the California Indian Self-Reliance Initiative, to provide a model compact between the State of California and its Indian tribes, setting terms and conditions for gambling on tribal lands. Video gaming devices and card games are currently operated on a number of California reservations without the State approval required by law. If implemented, Proposition 5 would give all California Indian tribes the right to operate an unlimited number of certain kinds of gaming machines and conduct other forms of casino wagering on California reservations. In December 1998, the California Supreme Court blocked the enforcement of Proposition 5 pending the resolution of legal challenges to Proposition 5 which are currently before the Court. However, in December 1998, the United States Court of Appeals in San Francisco declined to enforce a federal injunction shutting down the gaming operations currently conducted on California reservations. Legal challenges to Proposition 5 may delay or prevent its implementation. However, if implemented, Proposition 5 may negatively affect Nevada gaming markets, including Reno. The Company is unable at this time to determine the outcome of the litigation relating to Proposition 5 or to assess the impact on the Company's operations and those of Silver Legacy if Proposition 5 is eventually implemented.

         Riverboat, dockside or land-based casino gaming is currently legal in 16 states and casino gaming on Native American-owned land is legal in at least 24 states, including California, Washington, and Oregon. In addition, California (from which the Reno market drew approximately 50% of its visitors, and whose residence contributed a significant portion of the Company's revenues, in 1998) allows other non-casino style gaming, including pari-mutuel wagering, state-sponsored lottery, card clubs, bingo, and off-track betting. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on the Company's operations. Furthermore, while the Company believes that the continued spread of legalized gaming may in the future present the Company with opportunities for expansion (subject to available financing), increased legalized gaming in other states, particularly in areas close to Nevada, such as California, Washington, and Oregon, could adversely affect the Company's operations.

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

         The Nevada Commission may, in its discretion, require the holder of any debt security of the Company, including the 10 1/2% Senior Subordinated Notes due 2006 of Resorts and Capital, to file applications, be investigated and be found suitable to own such debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

           In 1998 the Silver Legacy received reimbursement and indemnification from Chevron Company USA of $750,000 for petroleum contamination identified on the Silver Legacy property. The possibility exists that other responsible parties may be identified for this or other sites, and the Company will determine whether to seek contribution or reimbursement from such parties. In addition, reimbursement for some of the expenditures has been, and further reimbursement may be, obtained from the State of Nevada Petroleum Fund which has been established to reimburse parties for costs incurred in clean-up of underground storage tank related contamination.

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

         Asbestos has been determined to be present in the sheetrock of approximately 400 of the Eldorado's older hotel rooms. Removal of the asbestos will be required only in the event of the demolition of the affected rooms or if the asbestos is otherwise disturbed. Management currently has no plans to renovate or demolish the affected rooms in a manner that would require removal of the asbestos at this time.

         The Company has expended approximately $734,000 in connection with environmental matters from January 1, 1993 through December 31, 1998, of which approximately $9,000 was expended during 1998.


EMPLOYEES

         As of December 31, 1998, the Company had 2,456 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that employee relations are excellent.


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


ITEM 2.  PROPERTIES.

         The Company's executive offices reside inside the Eldorado, which is located on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 1998 totaled $654,000. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's $50 million revolving credit facility (the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $40.6 million on December 31, 1998 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until July 31, 2001, when it terminates and any balance then outstanding becomes due and payable. At December 31, 1998, the indebtedness outstanding under the Credit Facility was $20.0 million. The Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property located across the street from the Eldorado, all related personal property, substantially all other assets of the Company and a pledge of the Company's interest in ELLC. In addition, Capital has guaranteed the Company's obligations under the Credit Facility.

         The Company owns a 35,000 square foot parcel of land located at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices are located, and owns approximately 90 acres of land located in Verdi, Nevada. The Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures relating to the land located in Verdi, Nevada and the land located at 444 North Center Street.

         The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 1998, this parcel was subject to an encumbrance securing the repayment of indebtedness of $2,294,000, in addition to the aforementioned second deed of trust securing the Company's interest under the Credit Facility.

         The Company and Circus Circus each own a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy. At December 31, 1998, this parcel was subject to an encumbrance securing the repayment of indebtedness of $893,000. Circus Circus reimburses the Eldorado on a quarterly basis for one half the total principal and interest payments relating to this indebtedness.

         The Company's 96% owned subsidiary, ELLC, owns a 50% joint venture interest in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. Reference is made to the information appearing under the heading "Silver Legacy Resort Casino" in Item 1 of this Report, which information is hereby incorporated in this Item 2 by this reference.


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


PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's outstanding membership interests which were owned of record by three entities and two individuals as of December 31, 1998. See Item 12 of this Report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 1998 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions of Resorts to its members aggregated $7 million and $11.4 million for 1997 and 1998, respectively, of which approximately $4.8 million in 1997 and $3.9 million in 1998 was for income taxes.

ITEM 6.  SELECTED FINANCIAL DATA.

                                        SELECTED CONSOLIDATED FINANCIAL DATA
                                               (DOLLARS IN THOUSANDS)
                                              YEARS ENDED DECEMBER 31,


                                           1994            1995            1996            1997            1998
                                        ---------        --------        --------        --------        --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Operating revenues:
     Casino...........................   $ 97,809        $106,737        $104,608        $104,513        $104,441
     Food and beverage................     31,137          33,265          34,061          36,529          37,938
     Hotel ...........................     16,837          17,200          16,784          17,769          18,142
     Entertainment....................        581             515             422           4,532           6,392
     Equity in net income (loss) of
      unconsolidated affiliate(1).....     --              (3,208)          1,758             390              --
     Other............................      4,316           4,908           7,120           7,093           6,698
     Less promotional allowances......    (12,482)        (13,895)        (14,102)        (14,545)        (15,296)
                                        ---------        --------        --------        --------        --------
             Net revenues.............    138,198         145,522         150,651         156,281         158,315

Operating expenses:
     Casino...........................     37,554          42,692          44,557          45,786          47,575
     Food and beverage................     22,047          25,359          25,412          27,576          28,321
     Hotel ...........................      6,554           7,536           7,219           7,387           7,611
     Entertainment....................        959           1,004             813           2,955           4,696
     Other............................      2,361           2,043           3,246           3,510           3,881
     Selling, general and
       administrative(2)..............     27,509          28,335          29,237          30,566          29,745
     Depreciation.....................      7,325           8,166          10,361          12,478          13,718
     Abandonment loss(3)..............         --           1,862              --              --              --
                                        ---------        --------        --------        --------        --------
             Total Operating expenses.    104,309         116,997         120,845         130,258         135,547
                                        ---------        --------        --------        --------        --------
Operating income .....................     33,889          28,525          29,806          26,023          22,768
Interest expense, net.................     (3,254)         (5,336)        (10,935)        (13,694)        (13,151)
                                        ---------        --------        --------        --------        --------

Net income before minority interest...     30,635          23,189          18,871          12,329           9,617
Minority interest in net (income) loss
 of unconsolidated affiliate(4)......          --             745            (408)            (91)             --
                                        ---------        --------        --------        --------        --------
Net income(5).........................  $  30,635        $ 23,934        $ 18,463        $ 12,238        $  9,617
                                        ---------        --------        --------        --------        --------
                                        ---------        --------        --------        --------        --------

OTHER DATA:
EBITDA(6).............................   $ 41,214        $ 41,761        $ 38,409        $ 38,111        $ 36,486
Net cash provided by (used in):
     Operating activities.............     38,786          36,345          31,201          22,782          23,122
     Investing activities.............    (37,045)        (62,791)        (22,336)        (15,837)         (5,484)
     Financing activities.............     (1,205)         27,208          (9,202)         (6,361)        (15,920)
Capital expenditures..................     12,053          57,451          24,981          15,957           5,665

OPERATING DATA(7):
Number of hotel rooms(8)..............        783             817             817             815             816
Average hotel occupancy rate..........       93.7%           93.8%           93.6%           90.1%           92.8%
Casino square footage(8)..............     61,500          76,500          81,500          81,500          84,000
Number of slot machines(8)............      1,597           1,904           1,976           1,858           1,871
Number of table games(8)..............         71              84              89              79              79

                                                                              AT DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                          1994             1995           1996            1997            1998
                                        ---------        --------        --------        --------        --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............  $  5,360         $  6,122        $  5,785        $  6,369        $  8,087
Total assets..........................   160,384          215,592         234,293         238,627         231,258
Total debt............................    79,064          123,630         128,503         129,404         124,884
Members' equity (9)...................    69,634           74,768          84,031          89,269          87,486

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

(2) Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $2.9 million, $1.8 million and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts has entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 1996, 1997 and 1998 of $4.6 million, $4.3 million and $3.9 million, respectively.

(3) Abandonment loss equals the net book value of property disposed of as a result of the expansion of the Eldorado and represents the undepreciated value of such property.

(4) Minority interest in net (income) loss of unconsolidated affiliate represented the 23% minority interest partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by Resorts' equityholders. In June 1998, ELLC completed a recapitalization, effective June 30, 1997, decreasing minority interest in net (income) loss of unconsolidated affiliate to 4%.

(5) As a limited liability company, Resorts is not (and its predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such liabilities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' majority owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability Company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. In June 1998, ELLC completed a recapitalization, retroactive to June 30, 1997, converting a note receivable and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts, which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

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



YEAR ENDED DECEMBER 31, 1998 COMPARED TO
YEAR ENDED DECEMBER 31, 1997

NET REVENUES

         Net revenues increased by approximately $2.0 million to $158.3 million for the year ended December 31, 1998 compared to $156.3 million for the year ended December 31, 1997. The increase in net revenues resulted from increases in hotel revenues, food and beverage and entertainment revenues. Net revenues increased notwithstanding the fact that the Company did not recognize income from its unconsolidated affiliate, the Silver Legacy Joint Venture, as compared to recognition of $0.4 million of income from the Silver Legacy Joint Venture for the year ended December 31, 1997, as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 8 of the Notes to the Consolidated Financial Statements included in this Report.

         Casino revenues remained essentially unchanged at $104.4 million for the year ended December 31, 1998 compared to $104.5 million in 1997.

         Food and beverage revenues were $37.9 million for the year ended December 31, 1998 compared to $36.5 million in 1997, an increase of 3.9%. The increase is primarily a result of a slight increase in restaurant customer counts and an increase in the average check.

         Hotel revenues increased slightly to $18.1 million for the year ended December 31, 1998 from $17.8 million for the year ended December 31, 1997, an increase of 2.1%. The increase is primarily a result of an increase in the Company's hotel occupancy rate for the year ended December 31, 1998 to approximately 93% from 90% in 1997. The Company's average daily rate ("ADR") was comparable at approximately $60 for the years ended December 31, 1998 and 1997.

         Entertainment revenues increased by approximately 41% or $1.9 million to $6.4 million for the year ended December 31, 1998 compared to $4.5 million in 1997. The increase was primarily due to the Eldorado's Showroom which had a full year of operations in 1998 as compared to eight months in 1997.

         Other revenues decreased by approximately $0.4 million or 5.6%, to $6.7 million for year ended December 31, 1998 as compared to $7.1 million in 1997 as a result of lower parking and retail revenue.

         Promotional allowances, expressed as a percentage of casino revenues increased to 14.7% in 1998 as compared to 13.9% in 1997. The increase is due to increased use of complimentaries to all levels of casino patrons and an increase in promotions related to the Eldorado Showroom.


OPERATING EXPENSES

         The Company's operating expenses increased by 4.1% to $135.5 million for the year ended December 31, 1998 from $130.3 million for the year ended December 31, 1997. This increase is mainly attributable to increased casino, food and beverage, entertainment and depreciation expenses.

         Casino expenses increased by 3.9% to $47.6 million for the year ended December 31, 1998 from $45.8 million for the year ended December 31, 1997. The increase is attributable to increased slot, entertainment and bus program promotional expenses, in addition to increased expenses related to a new poker room which opened in May 1998.

         Food and beverage expenses increased by approximately $0.7 million, or 2.7% to $28.3 million for the year ended December 31, 1998 from $27.6 million for the year ended December 31, 1997 primarily due to slight increases in cost of sales and payroll expenses.

         Entertainment expenses increased approximately $1.7 million to $4.7 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997. The increase was primarily due to additional months of operation of Eldorado's Showroom in 1998 as compared to 1997.

         Hotel expenses increased slightly by 3.0% or $0.2 million to $7.6 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997 due to a slight increase in payroll and amenity expenses.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees decreased by 2.7% to $29.7 million for the year ended December 31, 1998 from $30.6 million during the same period in 1997. The decrease was primarily due to a decrease in the employee bonuses for the year ended December 31, 1998 as compared to 1997.


DEPRECIATION

         Depreciation for the year ended December 31, 1998 was $13.7 million compared to $12.5 million for the year ended December 31, 1997, an increase of 9.9%. The increase was primarily attributable to the opening of the Eldorado Showroom in May 1997 and casino and hotel refurbishments completed during the first quarter of 1998.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased slightly to $13.2 million for the year ended December 31, 1998 compared to $13.7 million for the year ended December 31, 1997. Interest expense decreased as a result of a decrease in the average outstanding borrowings during 1998 as compared to 1997. The Company capitalized interest of approximately $72,000 for the year ended December 31, 1998 compared to $256,000 during 1997.


NET INCOME

         As a result of the factors described above, net income for the year ended December 31, 1998 declined by 21.4% to $9.6 million compared to a net income of $12.2 million in 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO
YEAR ENDED DECEMBER 31, 1996

NET REVENUES

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


OPERATING EXPENSE

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 4.6% for the year ended December 31, 1997 to $30.6 million from $29.2 million for the year ended December 31, 1996. The increase was partially attributable to increased expenditures in advertising, property maintenance and public area housekeeping in 1997. Historically, the salaries of senior executive officers and certain other key employees of the Company were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc., Resorts' controlling member. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company. These obligations and the aforementioned management fees are included within selling, general and administrative expenses.

DEPRECIATION

         Depreciation for the year ended December 31, 1997 was $12.5 million compared to $10.4 million for the year ended December 31, 1996, an increase of 20.4%. The increase was attributable to the depreciation of THE BISTRO ROXY and the ELDORADO SHOWROOM, which were not in service in the prior period, and the DANIEL'S MOTOR Lodge, which was in service for only a portion of the prior period.


INTEREST EXPENSE, NET

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


NET INCOME

         As a result of the factors described above, net income in net income for the year ended December 31, 1997, declined by 33.7% to $12.2 million compared to $18.5 million for the year ended December 31, 1996.


CORPORATE EXPENSES/MANAGEMENT FEES

         The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $2.9 million, $1.8 million and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees have become payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended December 31, 1996, 1997 and 1998 of $4.6 million, $4.3 million and $3.9 million, respectively.

SEASONALITY

         Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 1996, 1997 and 1998.



                                   1996       1997      1998
                                   ----       ----      ----
            First quarter......    21.8%      21.8%    21.3%
            Second quarter.....    25.4%      26.3%    26.0%
            Third quarter......    29.0%      28.3%    27.7%
            Fourth quarter.....    23.8%      23.6%    25.0%
                                  ------      -----    -----
                 Total.........   100.0%     100.0%   100.0%


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $36.5 million for the year ended December 31, 1998, as compared to $38.1 million during the same period in 1997. Net cash provided by operating activities was $23.1 million for the year ended December 31, 1998 compared to $22.8 million for the prior year.

        At December 31, 1998, the Company had $8.1 million of cash and cash equivalents and $19.3 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent. The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $40.6 million on December 31, 1998 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

         As of December 31, 1998, the Company had $100 million in aggregate principal amount of 10 1/2% Notes outstanding, approximately $20 million outstanding under the Credit Facility and $2.2 million of other long term debt (net of current portion).

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the year ended December, 1998, Resorts made distributions of $11.4 million to its members as compared with distributions of $7.0 million during the same period in 1997.

        During the second quarter of 1998, ELLC completed a recapitalization increasing Resorts' equity interest in ELLC to 96.19% from 76.76%. A $23,000,000 note receivable and accrued interest due from ELLC was converted into equity as a contribution of capital. The capital contribution by Resorts diluted down the equity interests of Recreational Enterprises, Inc., and Hotel Casino Management, Inc., as they elected not to make proportionate capital contributions. The recapitalization adjusted the capital balances as of June 30, 1997.

        During the year ended December 31, 1998, the Company's principal uses of funds were capital expenditures related to the Company's hotel refurbishment of $0.6 million, casino refurbishment of $0.7 million, signage and building facade refurbishment of $0.5 million, construction of a new mezzanine slot area located across from Brew Brothers, which opened in February 1998, of $0.7 million in addition to recurring capital expenditures. Additionally, a portion of CHOICES restaurant was enclosed and remodeled for approximately $0.2 million into a 78-seat Asian cuisine restaurant, the GOLDEN FORTUNE opened July 1998. Total capital expenditures for the year ended December 31, 1998 were $5.7 million.

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


STATUS

         Phases 1 and 2 are substantially complete at the Eldorado and Silver Legacy but for the process of making inquiries of third parties as to their Year 2000 readiness, which is currently ongoing with respect to each property. All initial inquiries to identified significant third party vendors and suppliers have been completed by the Eldorado and Silver Legacy. To date neither the Eldorado nor Silver Legacy has been advised by any significant third party supplier of goods or services that it will not be fully Year 2000 compliant by the Year 2000. The initial third party inquiries to the remaining third party vendors and suppliers are expected to be completed by March 31, 1999.

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


COSTS

         The total cost to the Company of making its systems at the Eldorado Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $800,000 to $1 million. This current estimate includes the following: (i) $670,000 to $840,000 relating to software modification, of which approximately $135,000 had been incurred at December 31, 1998; and (ii) $130,000 to $160,000 to replace problem systems and equipment, of which approximately $20,000 had been incurred at December 31, 1998. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.

         The total cost to Silver Legacy of making the systems at that property Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $600,000 to $850,000, none of which had been incurred at December 31, 1998. The current estimated cost relating to Silver Legacy's software modification is $200,000 to $250,000. The current estimated costs to replace Silver Legacy's problem systems and equipment is $400,000 to $600,000. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Silver Legacy will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Silver Legacy's administration of its Year 2000 project, are being expensed as incurred.

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


FORWARD-LOOKING STATEMENTS

        Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2000 compliance and effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) those relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the report of independent public accountants and the consolidated financial statements appearing on pages 39 through 55 of this Report, which are incorporated in this Item 8 by such reference.


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

                   BOARD MEMBERS AND EXECUTIVE OFFICERS

        NAME                AGE               POSITION(S)
 ----------------           ---  -----------------------------------------------
 Donald L. Carano           67   Presiding Board Member, Chief Executive Officer
                                 and President of Resorts; President and
                                 Director of Capital
 Robert M. Jones            56   Chief Financial Officer of Resorts
 Gene R. Carano             43   Vice President and Secretary of Resorts
                                 and General Manager of the Eldorado;
                                 Treasurer of Capital
 Gregg R. Carano            39   Vice President of Resorts and Director of
                                 Customer Development of the Eldorado; Director
                                 of Capital
 Gary L. Carano             46   Board Member--Appointed by Recreational
                                 Enterprises, Inc. as its corporate
                                 representative
 Raymond J. Poncia, Jr.     65   Board Member--Appointed by Hotel Casino
                                 Management, Inc. as its corporate
                                 representative; Director of Capital
 Leslie Stone Abraham       38   Board Member

                                           SIGNIFICANT EMPLOYEES

        NAME                AGE                POSITION(S)
 ------------------        ----  -------------------------------------------
 Robert B. MacKay           51   Director of Administration of the Eldorado
 Robert B. Mouchou          43   Vice President of Operations of the Eldorado
 Rick W. Murdock            43   Director of Casino Marketing of the Eldorado



 Rhonda B. Carano           45   Director of  Advertising  and Public  Relations
                                 of the Eldorado

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

GENE R. CARANO. Mr. Carano has served as General Manager of the Eldorado since July 1998 and served as Vice President of Resorts or its predecessor since 1993 and has been Secretary of Resorts since June 1996. From 1993 until July 1998 he served as a Co-General Manager of the Eldorado. From 1986 to 1993, Mr. Carano served as the Eldorado's Director of Gaming. Prior to joining the Eldorado, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss. Mr. Carano studied business management and hotel administration at Utah State University and the University of Nevada, Las Vegas.

GREGG R. CARANO. Mr. Carano has served as Vice President of Resorts or its predecessor since 1994 and has served as the Director of Customer Development of the Eldorado since July 1998. From 1993 until July 1998 he served as a Co-General Manager of the Eldorado. He served as General Manager of Circus Circus-Reno from 1993 to 1994. From 1985 to 1993, Mr. Carano served as Director of Food and Beverage at the Eldorado. Mr. Carano holds a Bachelor of Science Degree in Hotel/Restaurant Management from Florida International University and an Associates Degree in Occupational Studies in Culinary Arts from the Culinary Institute of America.

GARY L. CARANO. Mr. Carano has served as General Manager of the Silver Legacy since 1995. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelors Degree in Business Administration from the University of Nevada, Reno.

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

LESLIE STONE ABRAHAM. Ms. Abraham has been a Board Member since 1996. Since December 1996, she has been a Managing Director of Wasserstein Perella & Co. Inc., where she has been a director since 1995. Prior thereto, Ms. Abraham was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Abraham received an M.B.A. and a B.S. from U.C.L.A.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLES

The following table sets forth all compensation paid by the Predecessor Partnership from January 1, 1996 through June 30, 1996, and by Resorts from July 1, 1996 through December 31, 1998, to the Resort's officers named below (the "Named Officers").

                                                                     ANNUAL               LONG-TERM
                                                                COMPENSATION(1)          COMPENSATION
                                                             ---------------------      --------------
                                                                                          NUMBER OF
                                                                                         APPRECIATION
                                                                                            RIGHTS            ALL OTHER
           NAME AND PRINCIPAL POSITION                        SALARY          BONUS         GRANTED          COMPENSATION
                                                             --------         -----     --------------       ------------
Donald Carano.....................................   1998    $550,000              0             0             $2,851(2)
  Board Member and Chief Executive                   1997     561,000              0             0              2,693
  Officer of Resorts                                 1996     550,000              0             0              2,564

Robert Jones......................................   1998    $320,000              0             0             $3,642(3)
  Chief Financial Officer of Resorts                 1997     303,000         24,000             0              3,488
                                                     1996     270,000         24,000             0              3,344

Gene Carano.......................................   1998    $300,000              0             0             $2,632(4)
  Vice President of Resorts and                      1997     306,000         71,500             0              3,000
  General Manager of the Eldorado                    1996     300,000         48,000             0              3,235

Gregg Carano......................................   1998    $300,000              0             0             $3,632(5)
  Vice President of Resorts and Director of          1997     306,000         72,000             0              3,488
   Customer Development of the Eldorado              1996     300,000         48,000             0              3,344


Rob Mouchou.......................................   1998    $300,000              0             0             $2,650(6)
  Vice President of Operations                       1997     263,000         20,000             0              2,507
                                                     1996     195,000         20,000             0              2,357

(1) Salary includes for each Named Officer any amount he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan. Prior to July 1, 1996, the salaries of the Named Officers were not directly incurred by the Company but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. Certain of such Named Officers also perform services for Recreational Enterprises, Inc. unrelated to the business of the Company for which they receive salaries from Recreational Enterprises, Inc., which are not included in the compensation reported in this table. As of July 1, 1996, the aggregate annual salaries of such Named Officers and certain other key employees became payroll obligations of the Company. The Company has been informed by Recreational Enterprises, Inc. that the salaries and bonuses (including deferred compensation) shown for the periods prior to July 1996 are attributable to services provided by the Named Officers to the Company.

(2) Includes contributions to the Company's 401(k) Plan (as defined herein) of $2,500, payment of term life insurance premiums of $150 and payment of health insurance premiums of $201.

(3) Includes contributions to the Company's 401(k) Plan of $2,510, payment of term life insurance premiums of $150 and payment of health insurance premiums of $982.

(4) Includes contributions to the Company's 401(k) Plan of $1,500, payment of term life insurance premiums of $150 and payment of health insurance premiums of $982.

(5) Includes contributions to the Company's 401(k) Plan of $2,500, payment of term life insurance premiums of $150 and payment of health insurance premiums of $982.

(6) Includes contributions to the Company's 401(k) Plan of $2,500, payment of term life insurance premiums of $150.

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

         The Company did not grant any appreciation rights to the Named Officers in 1998. Nor did any of the Named Officers exercise any appreciation rights during 1998. No performance rights had been granted under the Rights Plan as of December 31, 1998. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 1998.


                           NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                         APPRECIATION RIGHTS AS OF     APPRECIATION RIGHTS AS OF
                             DECEMBER 31, 1998             DECEMBER 31, 1998
                        --------------------------     --------------------------
      NAME              EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
--------------------    -----------  -------------     -----------  -------------
Donald Carano.......         --            --               --           --
Robert Jones........       37,500        37,500             $0           $0
Gene Carano.........       50,000        50,000              0            0
Gregg Carano........       50,000        50,000              0            0
Robert Mouchou......       25,000        25,000              0            0

DEFERRED COMPENSATION PLAN.

         Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 1998, four employees of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in prior years which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. Amounts the Company is obligated to distribute to participants pursuant to the Deferred Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 1998, totaled $1,047,000.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company will pay to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. The current term of the Management Agreement continues in effect until July 1, 1999 and will be automatically renewed for additional three-year terms until terminated by one of the parties. In 1998, the management fees paid by the Company to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. pursuant to the Management Agreement aggregated $1,386,168 and $392,490, respectively. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

         The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 1998 , the rent paid pursuant to the C, S and Y Lease, totaled $654,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

         The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 1998, lease payments for the aircraft totaled $227,000. In the opinion of the Company's management, the lease payments are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

         The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 1998 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

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





DESCRIPTION OF THE CHART: The chart illustrates the following relationships: (i) the ownership of Resorts by Recreational Enterprises, Inc. (55%), Hotel Casino Realty Investments, Inc. (6%), Hotel Casino Management, Inc. (29%), Donald L. Carano (5%) and Ludwig J. Corrao (5%); (ii) the ownership of Hotel Casino Realty Investments, Inc. by Recreational Enterprises, Inc. (50%) and Hotel Casino Management, Inc. (50%); (iii) the ownership of Capital by Resorts (100%); (iv) the ownership of ELLC by Recreational Enterprises, Inc. (2.5428%), Hotel Casino Management, Inc. (1.2714%) and Resorts (96.1858%); (v) the ownership of Silver Legacy Joint Venture by ELLC (50%) and Circus Sub (50%); and (vi) the ownership of Circus Sub by Circus Circus (100%).

             The following table sets forth certain information regarding the beneficial ownership of the Resorts' outstanding membership interests by (i) each person known by Resorts to be a beneficial owner of 5% or more of the outstanding membership interests, (ii) each Board Member, (iii) each of the Named Officers and (iv) all Board Members and executive officers of Resorts as a group.

                                                                          MEMBERSHIP
                 NAME AND ADDRESS OF BENEFICIAL OWNER                      INTEREST %
                 ------------------------------------                     -----------
            Donald L. Carano(1)(2).....................................      63.0%
            Recreational Enterprises, Inc.(3)..........................      55.0%
            Raymond J. Poncia, Jr.(4)(5)...............................      32.0%
            Hotel Casino Management, Inc.(5)(6)........................      29.0%
            Hotel Casino Realty Investments, Inc.(7)...................       6.0%
            Gene R. Carano(2)(8).......................................       5.6%
            Gregg R. Carano(2)(8)......................................       5.6%
            Gary L. Carano(2)(8).......................................       5.6%
            Cindy L. Carano(2)(8)......................................       5.6%
            Glenn T. Carano(2)(8)......................................       5.6%
            Ludwig J. Corrao(9)........................................       5.0%
            Robert M. Jones............................................        --
            Rob B. Mouchou.............................................        --
            Leslie Stone Abraham.......................................        --
            All Board Members and executive officers as a group .......      95.0%

----

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

(9)  The address of Ludwig J. Corrao is P.O. Box 12907, Reno, Nevada 89510.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Resorts' approximately 96% owned subsidiary, ELLC, holds a 50% interest in the Silver Legacy Joint Venture, which owns and operates the Silver Legacy. In connection with ELLC's entering into the Silver Legacy Joint Venture, Resorts loaned $23.0 million to ELLC, and ELLC contributed the $23.0 million to the Silver Legacy Joint Venture as a portion of its equity investment. In June 1998, ELLC completed a recapitalization, effective June 30, 1997, converting a note receivable and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%.

         On May 16, 1996, the Company entered into an agreement with the Silver Legacy Joint Venture to operate a race and sports book located in the Silver Legacy, (the "Legacy Book"). The company supplies the management, employees, and equipment associated with the operation of the Legacy Book and records a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sports book agreement. For the year ended December 31, 1998 the Company recorded $810,000 in casino revenues and $400,000 in casino expenses. Silver Legacy Joint Venture is owned approximately 3% and 1% respectively, by entities which are beneficially owned by members of the Carano family and the Poncia family. See Item 12 of the Report.

         A reference is made to the information which appears under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report, which information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)(1)    Financial Statements

          Incorporated by reference in Item 8 of this Report and included on pages 39 through 55 hereof:

          Consolidated Balance Sheets at December 31, 1998 and December 31, 1997

          Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Members' Equity for the Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

4.1 Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement Securities and Exchange Commission File No. 333-11811)

4.2 Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.3 Amended and Restated Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and Savings Association, as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.4 Amendment No. 1, dated as of July 31, 1997, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and Savings Association, as Administrative Agent. (Incorporated by reference to Exhibit 4 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.1 Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.2 Environmental Indemnity entered into as of May 30, 1995 by Circus Circus Enterprises, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.3.1 Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

10.3.2 Written Consent in Lieu of Meeting of Members of Eldorado Limited Liability Company (Incorporated by reference to Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)

10.4 Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit
         10.4 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

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

21       List of Subsidiaries.

27       Financial Data Schedule
         ---------------------------

         * Constitutes a management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K

              During the fourth quarter of 1998, the Registrants filed no Current Report on Form 8-K.

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


                                     ELDORADO RESORTS LLC


Date:  March 24, 1999                By:   /S/ Donald L. Carano
                                         -----------------------------
                                           Donald L. Carano
                                           CHIEF EXECUTIVE OFFICER, PRESIDENT
                                           AND PRESIDING MANAGER


                                      ELDORADO CAPITAL CORP.


Date:  March 24, 1999                 By:  /S/ Donald L. Carano
                                         -----------------------------
                                           Donald L. Carano
                                           PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


Signature                  Title                                Date


/S/ Donald L. Carano      Chief Executive Officer, President    March 24, 1999
---------------------     and Presiding Manager of the Board
Donald L. Carano          of Managers of Eldorado Resorts
                          LLC (Principal Executive Officer)
                          and President (Principal Executive
                          Officer) and Director of Eldorado
                          Capital Corp.



/S/ Robert M. Jones       Chief Financial Officer of            March 24, 1999
--------------------      Eldorado Resorts LLC (Principal
Robert M. Jones           Financial and Accounting Officer)

Signature                  Title                                Date


/S/  Gene R. Carano        Treasurer of Eldorado Capital        March 24, 1999
----------------------     Corp. (Principal Financial and
Gene R. Carano             Accounting Officer)



/S/  Raymond J. Poncia     Member of the Board of Managers      March 24, 1999
----------------------     of Eldorado Resorts LLC--
Raymond J. Poncia, Jr.     appointed by Hotel Casino
                           Management, Inc. as its corporate
                           representative and Director of
                           Eldorado Capital Corp.


/S/  Gary L. Carano        Member of the Board of Managers      March 24, 1999
----------------------     of Eldorado Resorts LLC--
Gary L. Carano             appointed by Recreational
                           Enterprises, Inc. as its corporate
                           representative



/S/  Gregg R. Carano       Director of Eldorado Capital Corp.    March 24, 1999
----------------------
Gregg R. Carano



/S/   Leslie S. Abraham     Member of the Board of Managers      March 24, 1999
----------------------      of Eldorado Resorts LLC
Leslie S. Abraham

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                             ------
Report of Independent Public Accountants.................      40

Consolidated Balance Sheets .............................      41

Consolidated Statements of Income .......................      42

Consolidated Statements of Members' Equity ..............      43

Consolidated Statements of Cash Flows....................      44

Notes to Consolidated Financial Statements ..............      46

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of Eldorado Resorts LLC:

         We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS LLC, a Nevada limited liability company (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of income, members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Resorts LLC as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP


Las Vegas, Nevada
February 23, 1999

                         ELDORADO RESORTS LLC

                      CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                 -----------------------------
                                                                     1997            1998
                                                                 -------------   -------------
                                   A S S E T S
CURRENT ASSETS:
     Cash and cash equivalents.................................. $    6,369       $   8,087
     Accounts receivable, net...................................      3,456           3,261
     Due from members and affiliates...........................         194             154
     Inventories................................................      2,882           2,904
     Prepaid expenses...........................................      1,703           1,857
     Note Receivable............................................        180             377
                                                                 -------------   -------------
          Total current assets..................................     14,784          16,640

NOTE RECEIVABLE.................................................        377             --

INVESTMENT IN JOINT VENTURE.....................................     46,792          46,792

PROPERTY AND EQUIPMENT, net.....................................    163,443         155,005

OTHER ASSETS, net...............................................     13,231          12,821
                                                                 -------------   -------------
           Total assets ........................................   $238,627        $231,258
                                                                 -------------   -------------
                                                                 -------------   -------------

          L I A B I L I T I E S  A N D   M E M B E R S'  E Q U I T Y

CURRENT LIABILITIES:
     Current portion of long-term debt .........................   $    556        $  1,136
     Current portion of capital lease obligations ..............        713             749
     Accounts payable...........................................      3,710           2,737
     Construction and retention payables........................        319              15
     Interest payable ..........................................      3,950           3,991
     Accrued and other liabilities..............................      5,571           5,831
     Notes payable..............................................        224             --
     Due to members and affiliates..............................        115             113
                                                                 -------------   -------------
          Total current liabilities.............................     15,158          14,572

LONG-TERM DEBT, less current portion............................    126,613         122,226

CAPITAL LEASE OBLIGATIONS, less current portion.................      1,522             773

OTHER LIABILITIES...............................................        911           1,047
                                                                 -------------   -------------
          Total liabilities.....................................    144,204         138,618
                                                                 -------------   -------------

MINORITY INTEREST ..............................................      5,154           5,154

 COMMITMENTS AND CONTINGENCIES (Note 13)

MEMBERS' EQUITY.................................................     89,269          87,486
                                                                 -------------   -------------
                                                                 -------------   -------------
          Total liabilities and members' equity.................   $238,627        $231,258
                                                                 -------------   -------------
                                                                 -------------   -------------

   The accompanying notes are an integral part of these consolidated statements.

                          ELDORADO RESORTS LLC

                    CONSOLIDATED STATEMENTS OF INCOME
                         (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                            1996              1997            1998
                                                       ----------------   -------------   -------------
OPERATING REVENUES:
     Casino  ..........................................   $104,608           $104,513        $104,441
     Food and beverage.................................     34,061             36,529          37,938
     Hotel.............................................     16,784             17,769          18,142
     Entertainment.....................................        422              4,532           6,392
     Equity in net income of unconsolidated affiliate..      1,758                390              --
     Other.............................................      7,120              7,093           6,698
                                                       ----------------   -------------   -------------
                                                           164,753            170,826         173,611
     Less--promotional allowances.......................   (14,102)            (14,545)       (15,296)
                                                       ----------------   -------------   --------------
     Net revenues......................................    150,651            156,281         158,315
                                                       ----------------   -------------   -------------

OPERATING EXPENSES:
     Casino............................................     44,557             45,786          47,575
     Food and beverage.................................     25,412             27,576          28,321
     Hotel.............................................      7,219              7,387           7,611
     Entertainment.....................................        813              2,955           4,696
     Other.............................................      3,246              3,510           3,881
     Selling, general and administrative...............     26,293             28,723          27,966
     Management fees...................................      2,944              1,843           1,779
     Depreciation......................................     10,361             12,478          13,718
                                                       ----------------   -------------   -------------
     Total operating expenses..........................    120,845            130,258         135,547
                                                       ----------------   -------------   -------------

OPERATING INCOME.......................................     29,806             26,023          22,768

INTEREST EXPENSE, net..................................    (10,935)          (13,694)         (13,151)
                                                       ----------------  ---------------  --------------


NET INCOME BEFORE MINORITY INTEREST....................     18,871             12,329           9,617

MINORITY INTEREST IN NET (INCOME)
   OF  UNCONSOLIDATED AFFILIATE .......................      (408)                (91)             --

                                                       ----------------   --------------  -------------

NET INCOME.............................................   $ 18,463          $  12,238         $ 9,617
                                                       ----------------   --------------  -------------
                                                       ----------------   --------------  -------------

   The accompanying notes are an integral part of these consolidated statements.

                                  ELDORADO RESORTS LLC

                      CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                (DOLLARS IN THOUSANDS)

BALANCE, December 31, 1995........................................  $  74,768
                                                                  ---------------
     Distributions................................................     (9,200)
     Net Income...................................................     18,463
                                                                  ---------------

BALANCE, December 31, 1996 .......................................     84,031
                                                                  ---------------
     Distributions ...............................................     (7,000)
     Net Income ..................................................     12,238
                                                                  ---------------

BALANCE, December 31, 1997........................................     89,269
                                                                  ---------------
     Distributions................................................    (11,400)
     Net Income...................................................      9,617
                                                                  ---------------

BALANCE, December 31, 1998........................................  $  87,486
                                                                  ---------------


       The accompanying notes are an integral part of these consolidated statements.

                        ELDORADO RESORTS LLC

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            1996            1997            1998
                                                            ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $18,463         $12,238         $ 9,617
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation..........................................     10,361          12,478          13,718
  Equity in net (income) of unconsolidated
     affiliate..........................................     (1,758)           (390)             --
  Minority interest in net income of
     unconsolidated affiliate...........................        408              91              --
  (Gain) loss on sale of property and equipment.........       (450)           (103)            204
  (Increase) Decrease in--
  Accounts receivable, net and due from members and
     affiliates.........................................        (38)            336             235
  Note receivable.......................................         90             135             180
  Inventories...........................................       (479)           (411)            (22)
  Prepaid expenses......................................        269            (444)           (154)
  Other assets, net ....................................        178             748             410
  (Decrease) Increase in--
  Notes payable short-term .............................         --             224            (224)
  Accounts payable, construction and retention payables,
    interest payable, accrued and other liabilities,
    due to members and affiliates and other long-term
    liabilities.........................................      4,157          (2,120)           (842)
                                                        -------------   -------------   -------------
  Net cash provided by operating activities.............     31,201          22,782          23,122
                                                        -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...................    (24,981)        (15,957)         (5,665)
  Proceeds from sale of property and equipment..........      2,645             120             181
                                                        -------------   -------------   -------------
  Net cash used in investing activities.................    (22,336)        (15,837)         (5,484)
                                                        -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term and other debt................    142,072          28,500          21,250
  Principal payments on long-term and other debt........   (138,255)        (27,599)        (25,770)
  Bond offering costs ..................................     (3,819)           (262)             --
  Distributions.........................................     (9,200)         (7,000)        (11,400)
                                                        -------------   -------------   -------------

  Net cash (used in) financing activities...............   $ (9,202)       $ (6,361)      $ (15,920)
                                                        -------------   -------------   -------------

   The accompanying notes are an integral part of these consolidated statements.

                        ELDORADO RESORTS LLC

                       (DOLLARS IN THOUSANDS)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               1996           1997            1998
                                                               ----           ----            ----
(DECREASE)/INCREASE IN CASH AND CASH
   EQUIVALENTS .........................................   $    (337)     $     584          $1,718

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ...................................       6,122          5,785           6,369
                                                           -------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR ................................................    $  5,785       $  6,369          $8,087
                                                           -------------  --------------  --------------
                                                           -------------  --------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during year for interest, net of amounts
      capitalized ......................................     $ 7,182        $13,668         $12,548
                                                           -------------  --------------  --------------
                                                           -------------  --------------  --------------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


        During the year ended December 31, 1996, the Company entered into capital lease obligations totaling $1,056,000 for slot machines and other equipment.

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

         The Company owns and operates the Eldorado Hotel & Casino, an 816-room hotel casino in downtown Reno, Nevada. ELLC owns a 50% interest in the Circus and Eldorado Joint Venture that owns the Silver Legacy Resort Casino, a 1,712 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

         ELLC was organized as a Nevada limited liability company on March 1, 1994. During 1994, the Predecessor Partnership contributed land and received an initial 88.75% interest in ELLC. During 1995, the Predecessor Partnership's interest was reduced to 76.76% as a result of other members' contributions. Effective June 30, 1997, ELLC completed a recapitalization by converting a note receivable and accrued interest thereon into equity, increasing Resorts' interest to 96.12%.

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


      CAPITALIZATION OF INTEREST

         The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. This includes interest capitalized on the Company's investment in the Silver Legacy Resort Casino. Interest capitalized during the fiscal years ended December 31, 1996, 1997 and 1998 was approximately $365,000, $256,000 and
$72,000, respectively.

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


                                                                FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                       1996             1997              1998
                                                   --------------   --------------    -------------
         Food,  beverage and entertainment .......   $  7,695         $  7,970          $  8,779
         Hotel ...................................      1,474            1,521             1,617
         Other ...................................      1,098            1,162             1,030
                                                   --------------   --------------    -------------
                                                   --------------   --------------    -------------
                                                      $10,267          $10,653           $11,426
                                                   --------------   --------------    -------------
                                                   --------------   --------------    -------------

      ADVERTISING

         Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $3,192,000, $3,890,000 and $4,383,000 for the years ended December 31, 1996, 1997 and 1998, respectively.


      MEMBERS' EQUITY

         Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.


      FEDERAL INCOME TAXES

         The Predecessor Partnership was not subject to income taxes; therefore, no provision for income taxes was made as the Partners included their respective shares of partnership income in their income tax returns. As a limited liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Resorts' taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

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


        FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's financial instruments approximates their recorded value at December 31, 1997 and 1998, except for the 10 1/2% Senior Subordinated Notes ("Notes"), the fair market values of which, based on quoted market prices, were approximately $105.0 million and $110.5 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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



3. ACCOUNTS RECEIVABLE

Components of accounts receivable, net are as follows (in thousands):

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                               1997             1998
                                                           -------------    -------------
        Accounts receivable .........................        $  4,952           $4,880
        Allowance for doubtful accounts...........             (1,496)          (1,619)
                                                           -------------   ---------------
                     Total ..........................        $  3,456           $3,261
                                                           -------------   ---------------
                                                           -------------   ---------------

        The provision for bad debt expense is $1,320,000, $1,088,000 and $864,000 for the years ended December 31, 1996, 1997 and 1998, respectively.


4. NOTE RECEIVABLE

        Note receivable consists of a partial payment for the sale of land to Galleon, Inc., a 50% interest holder in the Silver Legacy Joint Venture.

        The note receivable bears interest at the Wells Fargo Prime Rate plus 2%. Resorts makes quarterly payments of $90,000 and is reimbursed quarterly by Circus in the amount of $45,000. The note matures on July 31, 1999.


5. CERTAIN RISK AND UNCERTAINTIES

         A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results.

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                                          ESTIMATED
                                                         SERVICE LIFE           DECEMBER 31,
                                                           (years)          1997             1998
                                                                        -------------    --------------
Land and improvements....................................    --          $  15,773        $  15,639
Buildings and other leasehold improvements...............   10-33          157,697          157,017
Furniture, fixtures and equipment........................    5-15           54,351           57,938
Property held under capital lease (Note 13)..............    3-15            6,765            6,765
Construction in progress.................................                    1,654              119
                                                                        -------------    --------------
                                                                           236,240          237,478
Less--Accumulated depreciation............................               (  72,797)         (82,473)
                                                                        -------------    --------------
                                                                        -------------    --------------
     Property and equipment, net.........................                 $163,443         $155,005
                                                                        -------------    --------------
                                                                        -------------    --------------

        Substantially all property and equipment are pledged as collateral for long-term debt (see Note 10).


        7.  OTHER ASSETS

         Other assets include the following amounts (in thousands):

                                                                          DECEMBER 31,
                                                                    1997              1998
                                                                --------------    -------------
Land held for development.......................................  $  8,157            $8,157
Loan acquisition costs..........................................     1,876             1,876
Bond offering costs.............................................     4,238             4,238
Other...........................................................       541               803
                                                                --------------    -------------
                                                                    14,812            15,074
Accumulated amortization loan  costs............................    (1,007)           (1,250)
Accumulated amortization bond costs.............................      (574)           (1,003)
                                                                --------------    -------------
          Total.................................................   $13,231           $12,821
                                                                --------------    -------------
                                                                --------------    -------------


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

         During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; during 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. Effective June 30, 1997, ELLC completed a recapitalization, converting the loan and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%. For the years ended December 31, 1996, and 1997, ELLC's 50% share of the Silver Legacy Joint Venture's net income was $1,758,000 and $390,000, respectively. The Company did not recognize income in 1998 as a result of the priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The minority interest members' investment in ELLC was therefore adjusted by $408,000, and $91,000, its respective share of the income for the years ended 1996 and 1997.


                                                            DECEMBER 31,        DECEMBER 31,
                                                                1997                1998
                                                          -----------------   ----------------
                                                           (in thousands)      (in thousands)
 Beginning balance.....................................       $  46,402          $  46,792
 Equity in net income of unconsolidated affiliate......             390              --
                                                              ---------          ---------
 Ending balance........................................       $  46,792          $  46,792
                                                              ---------          ---------
                                                              ---------          ---------

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):


                                                                   DECEMBER 31,
                                                               1997             1998
                                                           --------------   -------------
Current assets ........................................... $     18,230      $    18,272
Property and equipment,net................................      326,018          313,181
Other assets..............................................        2,306            1,772
                                                           ------------      -----------
     Total assets ........................................ $    346,554      $   333,225
                                                           ------------      -----------
                                                           ------------      -----------

Current liabilities....................................... $     22,939      $    16,661
Long-term liabilities.....................................      213,000          196,000
Partners' equity..........................................      110,615          120,564
                                                           ------------      -----------
                                                           ------------      -----------
     Total liabilities and partners' equity............... $    346,554      $   333,225
                                                           ------------      -----------
                                                           ------------      -----------

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):


                                                                     YEAR ENDED DECEMBER 31,
                                                            1996              1997               1998
                                                            ----              ----               ----
 Net Revenues......................................... $    147,121       $    159,810        $  160,318
 Operating Expenses ..................................     (122,268)          (129,054)         (131,732)
                                                       ---------------   ---------------    ---------------
 Operating Income ....................................        24,853            30,756            28,586
                                                       ---------------   ---------------    ---------------
 Other Expense .......................................       (21,337)          (21,041)          (18,637)
                                                       ---------------   ---------------    ---------------
 Net Income .......................................... $       3,516      $      9,715        $    9,949

                                                       ---------------   ---------------    ---------------
                                                       ---------------   ---------------    ---------------

The Silver Legacy commenced operations on July 28, 1995.

9. ACCRUED AND OTHER LIABILITIES

        Accrued and other liabilities consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                                1997            1998
                                                            -------------   --------------
               Accrued payroll and benefits.................  $   1,089       $     846
               Accrued vacation ............................      1,059             875
               Accrued medical claims ......................        282             355
               Progressive slot liability ..................        827           1,124
               Related party rent and management fees......         109             114
               Other .......................................      2,205           2,517
                                                            -------------   --------------
                                                            -------------   --------------
                                                              $   5,571        $  5,831
                                                            -------------   --------------
                                                            -------------   --------------

10. LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                                DECEMBER 31,
                                                                           1997              1998
                                                                       --------------    -------------
10  1/2% Senior Subordinated Notes; semi-annual payments of
    interest only, in arrears on February 15 and August 15
    of each year, commencing on February 15, 1997,
    maturing August 15, 2006.........................................    $100,000          $100,000

Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the
    Eurodollar rate at December 31, 1997 and December 31, 1998 was
    5.88% and 5.06%, respectively, and the Base rate at December 31,
    1997 and December 31, 1998 was 8.5% and 7.75%, respectively)
    due July 31, 2001; secured by substantially all real
    property.........................................................      23,250            20,000

Notes payable to a corporation, due in quarterly principal
    installments of $97,500 and $90,000, respectively (including monthly interest at prime plus 2%; the rate at December 31, 1997 and December 31, 1998 was 10.5%, and 9.75%, respectively), to
    June 30, 1997 and July 30, 1999, respectively, when principal
    balance is due; secured by real property.........................        1,144               893

Notes payable to individuals, due in monthly installments of $34,614
    (including monthly interest at 9%), to August 14, 2006, when
    principal balance is due; secured by real property...............        2,494             2,294


Notes payable, other.........,.......................................          281               175
                                                                       --------------    -------------
                                                                           127,169           123,362
Less--Current portion................................................         (556)           (1,136)
                                                                       --------------    -------------
                                                                          $126,613          $122,226
                                                                       --------------    -------------
                                                                       --------------    -------------

        Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):


                  1999...................... $    1,136
                  2000......................        266
                  2001......................     20,292
                  2002......................        319
                  2003......................        349
                  Thereafter................    101,000
                                            --------------
                                               $123,362
                                            --------------
                                            --------------


             On July 31, 1996, Resorts and Capital (the "Issuers"), sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006, (the "Notes"). The Notes are joint and several obligations of the Issuers. The Notes mature on August 15, 2006, and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997. Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the "1933 Act") with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers ("Registered Notes") with terms identical to the Notes. The exchange of the Notes for the Registered Notes was completed on February 26, 1997.

         The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements. The Company is in compliance with these covenants at December 31, 1998.

         The net proceeds from the issuance of the Notes of approximately $96.5 million were used by the Company to repay a portion of its existing debt. Concurrent with this repayment, the Company amended its $130 million existing bank credit facility, which was scheduled to mature March 25, 2000. The amended credit facility (the "Credit Facility") provides for a senior secured revolving Credit Facility of $50 million. The amount of credit available pursuant to the Credit Facility reduced to approximately $40.6 million on December 31, 1998 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until July 31, 2001, when it terminates and any balance then outstanding becomes due and payable. Borrowings bear interest, at the Company's option, at either (i) the greater of (a) the reference rate publicly announced by Bank of America and (b) the Federal Funds Rate plus .50% plus an applicable percentage or (ii) the Eurodollar rate plus an applicable percentage. The Credit Facility will mature July 31, 2001. As of December 31, 1998, $20.0 million of borrowings were outstanding under the Credit Facility and an additional $19.3 million of borrowing capacity was available thereunder.

         The Credit Facility is secured by substantially all of the Company's real property. The facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees,
(vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 1998, the Company was in compliance with all provisions of the Credit Facility. Included in other assets at December 31, 1998 are $3.9 million of debt offering costs related to the Indenture and the amendment to the Credit Facility which are being amortized over the life of the applicable agreements.


 11. EMPLOYEE BENEFIT PLANS

         On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows for an employer contribution up to 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $224,000, $255,000 and $281,000 for the fiscal years ended December 31, 1996, 1997 and 1998, respectively.

12. EXECUTIVE DEFERRED COMPENSATION PLANS

         Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 1996, 1997 and 1998, the Company had accrued obligations of $762,000, $911,000 and $1,047,000, respectively, related to this deferred compensation agreement which represents an unfunded obligation of the Company.

         The Company instituted the Eldorado Performance and Appreciation Rights Plan (the "Plan") for the benefit of certain of its key executives and other key employees of the Company and its general partners, effective for the fiscal year commencing January 1, 1995. A person shall be eligible to be granted performance and/or appreciation rights only if on the proposed grant date, such person is an executive or other key employee of the Company or an affiliate of the Company. The performance right allows the key employee the right to receive an amount equal to a percentage of income from the grant date, as defined, through the date of exercise. The appreciation right allows the key employee to receive compensation based upon the difference between the value of the Company, as defined, as of January 1, 1995 (the "Base Rate") and the future value of the Company. One Company Unit (1% of the Company) is equivalent to the combination of 100,000 performance rights and 100,000 appreciation rights. The Base Rate for each appreciation right is $26.66 as of January 1, 1995. The Company value is calculated as a factor of eight (8) times trailing twelve months operating income (adjusted for certain items to approximate EBITDA) less funded indebtedness and adjusted for certain additional items, as defined. The rights are not ownership interests in the Company. As of December 31, 1996, 860,000 appreciation rights had been granted. No additional rights were granted in 1997 or 1998. The maximum amount of performance rights and appreciation rights which may be granted shall not exceed 1,000,000 each.

         The Plan's committee shall determine the date on which each performance right or appreciation right shall vest and become exercisable; as of December 31, 1998, no vesting period had been established. The Company value as of December 31, 1997 and 1998, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 1998. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.


13. COMMITMENTS AND CONTINGENCIES

       LETTERS OF CREDIT

         The Credit Facility (see Note 10) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 1998, the amount pledged was $1,341,150, inclusive of $372,000 pledged on behalf of Express Vacations, LLC, a Nevada limited liability company. Resorts is a one-third member of Express Vacations, LLC and recognized $210,000 of income reflected in Other Income.


       CAPITAL LEASES

         The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 1998 (in thousands):

              1999.......................................   $    848
              2000.......................................        720
              2001.......................................         90
              2002.......................................        --
              2003.......................................        --
              Thereafter.................................        --
                                                         -------------
              Minimum lease payments.....................      1,658
              Less--Amounts representing interest........       (136)
                                                         -------------
                                                            $  1,522
                                                         -------------
                                                         -------------

       OPERATING LEASES

         The Company leases equipment under operating leases. Future minimum payments (expiring from 1999 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1998 (in thousands):


                                                    FUTURE MINIMUM
                                                    LEASE PAYMENTS
              1999 ................................   $    237
              2000.................................        127
              2001 ................................        127
              2002 ................................        127
              2003.................................        127
              Thereafter ..........................         --
                                                      ---------
                                                       $   745
                                                      ---------
                                                      ---------

        Total rental expense under operating leases was $1,210,000 for the year ended December 31, 1996, $1,027,000 for the year ended December 31, 1997 and $882,000 for the year ended December 31, 1998. Additional rent for land upon which the Eldorado Hotel Casino resides of $654,000 in 1998 ($646,000 in 1996 and $668,000 in 1997) was paid to a related party based on gross gaming receipts. This rental agreement expires June 30, 2027.


      LEGAL MATTERS

         The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.


14. CORPORATE EXPENSES/MANAGEMENT FEES

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

15. RELATED PARTIES

         Resorts pays management fees to two of its corporate Members. Such fees, included in general and administration and operating department expenses, were $2,944,000 for 1996, $1,843,000 for 1997 and $1,779,000 for
1998.

         On May 16, 1996, the Company entered into an agreement with the Circus and Eldorado Joint Venture, (the "Silver Legacy") to operate a race and sports book located in the Silver Legacy, (the "Legacy Book"). The Company supplies the management, employees and equipment associated with the operation of the Legacy Book and records a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sports book agreement. For the years ended December 31, 1996, 1997 and 1998 the Company recorded $243,000, $483,000 and $810,000 in casino revenues and $205,000, $358,000 and $400,000 in casino expenses, respectively.

                                EXHIBITS INDEX


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
------         ----------------------

21             List of Subsidiaries

27             Financial Data Schedule