Form 10-Q
period 1999-03-31
ELDORADO RESORTS LLC
filed 1999-05-17
CIK 1022644

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _______________.

                        Commission file number 333-11811


                              ELDORADO RESORTS LLC
       -------------------------------------------------------------------
                             ELDORADO CAPITAL CORP.
       -------------------------------------------------------------------

           (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)



                  NEVADA                                 88-0115550
                  NEVADA                                 88-0367075
   -------------------------------------    ------------------------------------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)



                  345 North Virginia Street, Reno, Nevada 89501
      ---------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (775) 786-5700
        -----------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
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


Number of shares of common stock of Eldorado Capital Corp. outstanding at May 12, 1999: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q



                                TABLE OF CONTENTS




                                                                                                 Page No.
                                                                                                 --------
PART I.             FINANCIAL INFORMATION


         Item 1.   FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets........................................    2
                    Condensed Consolidated Statements of Income..................................    4
                    Condensed Consolidated Statements of Cash Flows..............................    5
                    Notes to Condensed Consolidated Financial Statements.........................    7

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................     11


PART II.   OTHER INFORMATION


         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................   18

SIGNATURES.......................................................................................   19

                                     Part 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      March 31,        December 31,
                                                        1999              1998
                                                      --------          --------
                                                    (unaudited)
                                 ASSETS
Current assets:

        Cash and cash equivalents                     $  7,540          $  8,087
        Accounts receivable, net                         2,441             3,415
        Inventory                                        2,835             2,904
        Prepaid expenses                                 1,682             1,857
        Note receivable                                    242               377
                                                      --------          --------

             Total current assets                       14,740            16,640

Investment in joint venture                             46,792            46,792

Property and equipment,  net                           152,287           155,005

Other assets, net                                       12,699            12,821
                                                      --------          --------

             Total assets                             $226,518          $231,258
                                                      --------          --------
                                                      --------          --------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,      December 31,
                                                              1999            1998
                                                            --------        --------
                                                          (unaudited)
                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

       Current portion of long-term debt                    $  1,069        $  1,136
       Current portion of capital lease obligations              760             749
       Accounts payable                                        2,755           2,737
       Construction and retention payables                        15              15
       Interest payable                                        1,356           3,991
       Accrued payroll,  taxes and other accruals              7,315           5,944
                                                            --------        --------

              Total current liabilities                       13,270          14,572

Long-term debt, less current portion                         119,141         122,226
Capital lease obligations, less current portion                  578             773
Other liabilities                                              1,081           1,047
                                                            --------        --------

              Total liabilities                              134,070         138,618

Minority interest                                              5,154           5,154

Members' equity                                               87,294          87,486
                                                            --------        --------

              Total liabilities and members' equity         $226,518        $231,258
                                                            --------        --------
                                                            --------        --------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                  1999             1998
                                                                --------         --------
Operating Revenues:
       Casino                                                   $ 24,092         $ 21,825
       Food and beverage                                           9,324            8,588
       Hotel                                                       3,767            3,947
       Entertainment                                               1,822            1,297
       Other                                                       1,634            1,362
                                                                --------         --------
                                                                  40,639           37,019
       Less: Promotional allowances                               (3,803)          (3,585)
                                                                --------         --------

                  Net revenues                                    36,836           33,434
Operating Expenses:
      Casino                                                      11,781           11,052
      Food and beverage                                            6,669            6,550
      Hotel                                                        1,745            1,746
      Entertainment                                                  880            1,220
      Other                                                          784              959
      Selling, general and administrative                          6,856            6,657
      Management fees                                                424              460
      Depreciation                                                 3,459            3,326
                                                                --------         --------
           Total operating expenses                               32,598           31,970
                                                                --------         --------

Operating Income                                                   4,238            1,464

Interest Expense, net                                             (3,231)          (3,385)
                                                                --------         --------

Net Income Before Minority Interest                                1,007           (1,921)

Minority Interest in Net (Income) of Subsidiary (Note 4)            --               --
                                                                --------         --------
Net Income (Loss)                                               $  1,007         $ (1,921)
                                                                --------         --------
                                                                --------         --------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
                                                                                 1999            1998
                                                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                        $ 1,007         $(1,921)
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                          3,459           3,326
            (Gain)Loss on sale of property and equipment                            (48)            203
            Decrease (Increase) in--
            Accounts receivable, net and due from members and affiliates            974             473
            Note receivable                                                         135              45
            Inventories                                                              69            (136)
            Prepaid expenses                                                        175              39
            Other assets, net                                                       123             (92)
            (Decrease) in--
            Accounts payable, retention payable, interest payable,
                  accrued payroll, taxes and other accruals                      (1,212)         (2,976)
                                                                                -------         -------
            Net cash provided by (used in) operating activities                   4,682          (1,039)
                                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                                    (915)         (2,149)
            Proceeds from sale of property and equipment                            222            --
                                                                                -------         -------

            Net cash investing activities                                          (693)         (2,149)
                                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term and other debt                                4,500           6,250
            Principal payments on long-term and other debt                       (7,836)         (2,371)
            Distributions                                                        (1,200)           --
                                                                                -------         -------

            Net cash (used in) provided by financing activities                  (4,536)          3,879
                                                                                -------         -------


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          -----------------------
                                                            1999            1998
                                                          -------         -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          $  (547)        $   691
        CASH AND  CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                           8,087           6,369
                                                          -------         -------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD          7,540           7,060
                                                          -------         -------
                                                          -------         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
        Cash paid during period for interest              $ 5,710         $ 5,850
                                                          -------         -------
                                                          -------         -------


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

         In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 1998.

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

3.       Long Term Debt and Notes Payable

         Long term debt consisted of the following (in thousands):

                                                                                       March 31,             December 31,
                                                                                         1999                    1998
                                                                                       ---------             ------------
         10 1/2%  Senior  Subordinated  Notes:  semi-annual  payments of interest only, in arrears on February 15 and August 15 of each year,  maturing
         August 15, 2006....................................................           $100,000               $100,000

         Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the Eurodollar rate at
         March 31, 1999 and 1998 was 4.93% and 5.69%, respectively, and the Base rate at March 31, 1999 and 1998 was 7.75% and 8.5%, respectively) due
         July 31, 2001; secured by substantially all real property..........             17,000                 20,000

         Notes payable to a corporation, due in a quarterly principal installment of $90,000 (including monthly interest at prime plus 2%, the rate at March 31, 1999 and 1998 was 9.75% and 10.5%, respectively), to July 30, 1999 when principal balance is due;
         secured by real property...........................................                824                    893

         Notes payable to individuals, due in monthly installments of $34,614
         (including monthly interest at 9%), to August 14,
          2006, when principal balance is due; secured by real
          property.........................................................               2,242                  2,294

         Notes Payable, Other...............................................                144                    175
                                                                                      ---------              ---------
                                                                                        120,210                123,362
         Less--Current Maturities............................................            (1,069)                (1,136)
                                                                                      ---------              ---------
                                                                                      ---------              ---------
                                                                                       $119,141               $122,226
                                                                                      ---------              ---------
                                                                                      ---------              ---------


         Total interest expense for the first three months of 1999 and 1998 was $3.2 million and $3.4 million, respectively.

         The amount of credit available pursuant to the Credit Facility reduced to approximately $39.1 million on March 31, 1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

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

         Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                                      March 31,        December 31,
                                                        1999              1998
                                                      --------          --------
                                                    (Unaudited)
Current assets .............................          $ 18,664          $ 18,272
Property and equipment, net ................           309,876           313,181
Other assets ...............................             1,661             1,772
                                                      --------          --------
Total assets ...............................          $330,201          $333,225
                                                      --------          --------
                                                      --------          --------
Current liabilities ........................          $ 16,879          $ 16,661
Long-term liabilities ......................           191,750           196,000
Partners' equity ...........................           121,572           120,564
                                                      --------          --------
Total liabilities and partners' equity .....          $330,201          $333,225
                                                      --------          --------
                                                      --------          --------

Summarized results of operations (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                  1999                   1998
                                                --------               --------
Net Revenues .....................              $ 37,266               $ 36,222
Operating Expenses ...............               (32,076)               (31,587)
                                                --------               --------

Operating Income .................                 5,190                  4,635
Other (Expense) ..................                (4,183)                (4,809)
                                                --------               --------
Net Income (Loss) ................              $  1,007               $   (174)
                                                --------               --------
                                                --------               --------

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


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1998

NET REVENUES

         Net revenues increased by approximately $3.4 million, or 10.2%, to $36.8 million for the three months ended March 31, 1999 compared to $33.4 million for the same period in 1998. The Company did not recognize income (loss) from its unconsolidated affiliate during the first quarter of 1999 and 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The Company's increase in net revenues during the 1999 period is primarily a result of an increase in casino, food and beverage and entertainment revenues.

          Casino revenues increased by approximately $2.3 million, or 10.4%, to $24.1 million for the three months ended March 31, 1999 compared to $21.8 million for the same period in 1998. The increase in casino revenues was due primarily to increased revenue from slots due to an increase in volume as compared to the previous period.

         Food and beverage revenues increased by approximately 8.6% to $9.3 million for the three months ended March 31, 1999 compared to $8.6 million during the same period in 1998. The increase is primarily a result of selective price increases in the Company's restaurants.

          Hotel revenues decreased slightly by approximately 4.6% to $3.8 million for the three months ended March 31, 1999 compared to $3.9 million during the same period in 1998. The decrease was due primarily to a decrease in the Company's average daily rate ("ADR") to approximately $50 in the first quarter of 1999 from $53 in the first quarter of 1998. The Company's hotel occupancy rate was comparable at approximately 91% for the first quarter of

1999 and 1998. The absence of the American Bowling Congress ("ABC") National Championship Bowling tournament held from February through June 1998, was a contributing factor in the decrease of the Company's average daily rate.

         Entertainment revenues increased by approximately $0.5 million, or 40.5%, to $1.8 million for the three months ended March 31, 1999 compared to $1.3 million during the same period in 1998. The increase was due primarily to an increase in occupancy in the Eldorado Showroom in the 1999 period as compared to the 1998 period.

         Promotional allowances expressed as a percentage of casino revenues were 15.8% for the first quarter of 1999 compared to 16.4% for the same period in 1998.


OPERATING EXPENSES

         The Company's operating expenses increased by approximately $0.6 million, or 2.0%, to $32.6 million for the three months ended March 31, 1999 from $32.0 million during the same period in 1998. This increase is primarily attributable to an increase in casino, food and beverage and depreciation expenses.

         Casino expenses increased by $0.7 million, or 6.6%, to $11.8 million for the three months ended March 31, 1999 from $11.1 million during the same period in 1998 due to an increase in slot promotional expenses and the addition of a poker room in May 1998.

         Food and beverage expenses increased slightly to approximately $6.7 million for the three months ended March 31, 1999 from approximately $6.6 million during the same period in 1998. The increase is primarily due to an increase in payroll expenditures and a slight increase in cost of sales.

         Hotel expenses were comparable at $1.8 million in the first quarter of 1999 and 1998.

         Entertainment expenses decreased by approximately $0.3 million or 27.9%, to $0.9 million for the three months ended March 31, 1999 compared to $1.2 million during the same period in 1998. The decrease is primarily attributable to a decrease in showroom performance fees and a decrease in advertising expenditures.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 2.3% to $7.3 million for the three months ended March 31, 1999 from $7.1 million during the same period in 1998. The increase was primarily due to an employee bonus accrual for the three months ended March 31, 1999 as compared to the same period in 1998.


DEPRECIATION

         Depreciation for the three months ended March 31, 1999 was $3.5 million compared to $3.3 million for the same period in 1998, an increase of 4.0%. The increase was primarily attributable to casino and hotel refurbishments completed during the first quarter of 1998 and recurring capital expenditures.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased 4.6% to $3.2 million in the first quarter of 1999 compared to $3.4 million for the same period in 1998 as a result of a decrease in the average outstanding borrowings in the first quarter of 1999, as compared to the same period in 1998. The Company capitalized interest of approximately $2,000 for the three months ended March 31, 1999 compared to $34,000 during the same period in 1998.

NET INCOME

         As a result of the factors described above, net income for the three months ended March 31, 1999 increased by 152.4% to $1.0 million compared to a net loss of $1.9 million during the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $7.7 million for the three months ended March 31, 1999, as compared to $4.8 million during the same period in 1998. Net cash provided by (used in) operating activities was $4.7 million for the three months ended March 31, 1999 compared to a negative $1.0 million for the same period of the prior year.

         At March 31, 1999, the Company had $7.5 million of cash and cash equivalents and $20.8 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent. The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $39.1 million on March 31, 1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

         As of March 31, 1999, the Company had $100 million in aggregate principal amount of 10 1/2% Notes outstanding, approximately $17.0 million outstanding under the Credit Facility and $2.1 million of other long term debt (net of current portion).

         The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the quarter ended March 31, 1999, Resorts made distributions of $1.2 million to its members, Resorts did not make any distributions during the same period in 1998.

         During the three months ended March 31, 1999, the Company's principal uses of funds were related to debt service and recurring capital expenditures. Total capital expenditures for the three months ended March 31, 1999 were $0.9 million.

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


STATUS

         Phases 1 and 2 are substantially complete at the Eldorado and Silver Legacy but for the process of making inquiries of third parties as to their Year 2000 readiness, which is currently ongoing with respect to each property. All initial inquiries to identified significant third party vendors and suppliers have been completed by the Eldorado and Silver Legacy. To date neither the Eldorado nor Silver Legacy has been advised by any significant third party supplier of goods or services that it will not be fully Year 2000 compliant by the Year 2000. The initial third party inquiries to the remaining third party vendors and suppliers are expected to be completed by May 31, 1999.

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

COSTS

         The total cost to the Company of making its systems at the Eldorado Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $800,000 to $1 million. This current estimate includes the following: (i) $670,000 to $840,000 relating to software modification, of which approximately $192,500 had been incurred at March 31, 1999; and (ii) $130,000 to $160,000 to replace problem systems and equipment, of which approximately $20,000 had been incurred at March 31, 1999. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.

         The total cost to Silver Legacy of making the systems at that property Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $600,000 to $850,000, of which approximately $206,900 had been incurred at March 31, 1999. The current estimated cost relating to Silver Legacy's software modification is $200,000 to $250,000, of which $134,800 had been incurred at March 31, 1999. The current estimated costs to replace Silver Legacy's problem systems and equipment is $400,000 to $600,000, of which $72,100 had been incurred at March 31, 1999. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Silver Legacy will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Silver Legacy's administration of its Year 2000 project, are being expensed as incurred.

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

FORWARD-LOOKING STATEMENTS

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion projects, plans for future expansion projects and other business development activities as well as other capital spending, financing sources, Year 2000 compliance and effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

PART II.   OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     (a)   EXHIBITS
                           THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS
REPORT.

                           EXHIBIT NUMBER               DESCRIPTION


                           27                           FINANCIAL DATA SCHEDULE
                                                        FOR THE THREE MONTHS
                                                        MARCH 31, 1999

                     (b)   REPORTS ON FORM 8-K

                           NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                    ELDORADO RESORTS LLC




Date:   May 12, 1999            By: /S/ Donald L. Carano
                                    --------------------------------------------
                                    Donald L. Carano
                                    Chief Executive Officer, President and
                                    Presiding Manager




Date:   May 12, 1999            By: /S/ Robert M. Jones
                                    --------------------------------------------
                                    Robert M. Jones
                                    Chief Financial Officer of
                                    Eldorado Resorts LLC (Principal
                                    Financial and Accounting Officer)





                                    ELDORADO CAPITAL CORP.




Date:  May 12, 1999             By: /S/ Donald L. Carano
                                    --------------------------------------------
                                    Donald L. Carano
                                    President




Date:  May 12, 1999             By: /S/ Gene R. Carano
                                    --------------------------------------------
                                    Gene R. Carano
                                    Treasurer (Principal Financial and
                                    Accounting Officer)

                                 EXHIBITS INDEX


    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    ------                              ----------------------

     27                                 Financial Data Schedule