Form 10-Q
period 1999-06-30
ELDORADO RESORTS LLC
filed 1999-08-13
CIK 1022644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _______________.

                        Commission file number 333-11811


                              ELDORADO RESORTS LLC
       -------------------------------------------------------------------
                             ELDORADO CAPITAL CORP.
       -------------------------------------------------------------------

           (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)


          NEVADA                                              88-0115550
          NEVADA                                              88-0367075
   -------------------------------------        -------------------------------
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


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----   ----


Number of shares of common stock of Eldorado Capital Corp. outstanding at August 11, 1999: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                        PAGE NO.
PART I.             FINANCIAL INFORMATION


         Item 1.    FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets...............................................  2
                    Condensed Consolidated Statements of Income.........................................  4
                    Condensed Consolidated Statements of Cash Flows.....................................  5
                    Notes to Condensed Consolidated Financial Statements................................  7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................  12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................  20

PART II.   OTHER INFORMATION


         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................  21

SIGNATURES..............................................................................................  22


                                     Part 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,                   December 31,
                                                           1999                         1998
                                                    --------------------         --------------------
                                                        (unaudited)
                          ASSETS
                          ------
Current assets:
        Cash and cash equivalents                               $ 6,488                      $ 8,087
        Accounts receivable, net                                  3,899                        3,415
        Inventory                                                 3,082                        2,904
        Prepaid expenses                                          1,412                        1,857
        Note receivable                                             242                          377
                                                    --------------------         --------------------

             Total current assets                                15,123                       16,640

Investment in joint venture                                      46,792                       46,792

Property and equipment,  net                                    150,429                      155,005

Other assets, net                                                12,549                       12,821
                                                    --------------------         --------------------

             Total assets                                      $224,893                     $231,258
                                                    ====================         ====================


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      June 30,                  December 31,
                                                                        1999                        1998
                                                                --------------------         -----------------
                                                                    (unaudited)
                 LIABILITIES AND MEMBERS' EQUITY
                 -------------------------------
Current liabilities:

       Current portion of long-term debt                                   $  1,005                   $ 1,136
       Current portion of capital lease obligations                             767                       749
       Accounts payable                                                       3,044                     2,752
       Interest payable                                                       3,954                     3,991
       Accrued payroll,  taxes and other accruals                             7,106                     5,944
                                                                --------------------         -----------------

              Total current liabilities                                      15,876                    14,572

Long-term debt, less current portion                                        111,577                   122,226
Capital lease obligations, less current portion                                 386                       773
Other liabilities                                                             1,114                     1,047
                                                                --------------------         -----------------

              Total liabilities                                             128,953                   138,618

Minority interest                                                             5,154                     5,154

Members' equity                                                              90,786                    87,486
                                                                --------------------         -----------------

              Total liabilities and members' equity                        $224,893                  $231,258
                                                                ====================         =================


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                   (unaudited)


                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                              -----------------------------    -----------------------------
                                                                 1999             1998             1999            1998
                                                              ------------     ------------     ------------    ------------
Operating Revenues:

       Casino                                                   $29,088          $27,202          $53,180         $49,027
       Food, beverage and entertainment                          12,115           11,104           23,261          20,990
       Hotel                                                      4,715            4,977            8,482           8,924
       Other                                                      1,582            1,795            3,216           3,157
                                                              ------------     ------------     ------------    ------------
                                                                 47,500           45,078           88,139          82,098

       Less:   Promotional allowances                            (4,079)          (3,754)          (7,882)         (7,339)
                                                              ------------     ------------     ------------    ------------

            Net revenues                                         43,421           41,324           80,257          74,759

Operating Expenses:
      Casino                                                     12,312           11,777           24,093          22,829
      Food, beverage and entertainment                            8,303            8,436           15,852          16,206
      Hotel                                                       1,905            2,041            3,650           3,787
      Other                                                       1,057            1,020            1,841           1,979
      Selling, general and administrative                         7,384            6,741           14,240          13,398
      Management fees                                               485              439              909             899
      Depreciation                                                3,453            3,456            6,912           6,782
                                                              ------------     ------------     ------------    ------------
           Total operating expenses                              34,899           33,910           67,497          65,880
                                                              ------------     ------------     ------------    ------------

Operating Income                                                  8,522            7,414           12,760           8,879

Interest Expense, net                                            (3,129)          (3,343)          (6,360)         (6,728)
                                                              ------------     ------------     ------------    ------------
Net Income Before Minority Interest                               5,393            4,071            6,400           2,151

Minority Interest in Net (Income) of Subsidiary (Note 4)              -                -                -               -
                                                              ------------     ------------     ------------    ------------

Net Income                                                     $  5,393          $ 4,071          $ 6,400         $ 2,151
                                                              ============     ============     ============    =============


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                ------------------------------
                                                                                     1999            1998
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                $ 6,400            $ 2,151
       Adjustments to reconcile net income to net cash provided by operating activities:
         operating activities:
            Depreciation                                                           6,912              6,782
            (Gain) Loss on sale of property and equipment                            (53)               205
            Decrease (Increase) in--
            Accounts receivable, net                                                (484)               479
            Note receivable                                                          135                 90
            Inventories                                                             (178)                 8
            Prepaid expenses                                                         445                355
            Other assets, net                                                        272                 76
            Increase (Decrease) in--
            Accounts payable, retention payable, interest payable,
                  accrued payroll, taxes and other accruals                        1,484               (840)
                                                                                -------------    -------------
            Net cash provided by operating activities                             14,933              9,306
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                                   (2,515)            (3,923)
            Proceeds from sale of property and equipment                             232                175
                                                                                -------------    -------------

            Net cash (used in) investing activities                               (2,283)            (3,748)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term and other debt                                 7,500              8,250
            Principal payments on long-term and other debt                       (18,649)           (14,164)
            Distributions                                                         (3,100)            (1,400)
                                                                                -------------    -------------
            Net cash (used in)                                                   (14,249)            (7,314)
                                                                                -------------    -------------



The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                    -----------------------------

                                                                        1999              1998
                                                                    -------------     -------------
(DECREASE) IN CASH AND CASH EQUIVALENTS                             $   (1,599)      $    (1,756)
        CASH AND  CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                                        8,087             6,369
                                                                    -------------     -------------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    6,488        $    4,613
                                                                    =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:
        Cash paid during period for interest                         $   6,079        $    6,464
                                                                    =============     =============


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

         In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

2.       Senior Subordinated Notes

         On July 31, 1996, Resorts and Capital (the "Issuers") sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are joint and several obligations of the Issuers. The Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997. Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the initial purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the "1933 Act"), with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers ("Registered Notes") with terms identical to the Notes. The exchange of the Notes for the Registered Notes was completed on February 26, 1997.

3.       Long Term Debt and Notes Payable

         Long term debt consisted of the following (in thousands):


                                                                                     June 30,              December 31,
                                                                                       1999                    1998
                                                                                --------------------     ------------------
                                                                                   (unaudited)
         10 1/2%  Senior  Subordinated  Notes:  semi-annual  payments of interest only, in arrears on February 15 and August 15 of
         each year, maturing August 15, 2006............................             $100,000                 $100,000




         Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the Eurodollar rate at June 30, 1999 and 1998 was 5.20%
         and 5.65%, respectively, and the Base rate at June 30, 1999 and
         1998 was 7.75% and 8.5%, respectively) due July 31, 2001;
         secured by substantially all real property.....................                9,500                   20,000

         Notes payable to a corporation, due in a quarterly principal installment of $90,000 (including monthly interest at prime plus 2%, the rate at June 30, 1999 and 1998 was 9.75% and 10.5%, respectively), to July 30, 1999 when principal balance is due;
         secured by real property.......................................                  754                      893

         Notes payable to individuals, due in monthly installments of
         $34,614 (including monthly interest at 9%), to August 14,
         2006, when principal balance is due; secured by real
         property.......................................................                2,189                    2,294

         Notes Payable, Other...........................................                  139                      175
                                                                                -----------------        ------------------
                                                                                      112,582                  123,362
         Less--Current Maturities.......................................
                                                                                       (1,005)                  (1,136)
                                                                                -----------------        ------------------
                                                                                     $111,577                 $122,226
                                                                                ==================       ==================


         Total net interest expense for the first six months of 1999 and 1998 was $6.4 million and $6.7 million, respectively.

         The amount of credit available pursuant to the Credit Facility reduced to approximately $37.5 million on June 30, 1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

4.       Investment in Silver Legacy Resort Casino

         Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group, formerly Circus Circus Enterprises, Inc.) entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000), and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

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

         The Joint Venture Agreement provides, subject to limitations on distributions to Partners in other agreements to which the Silver Legacy Joint Venture is a party, including its credit agreement, that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations, less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the financing required for the development, construction and completion of the Silver Legacy (the "Construction Financing"), other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement, and reasonable reserves deemed necessary to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture) is to be distributed quarterly to the Partners in proportion to their Percentage Interests in the Silver Legacy Joint Venture after satisfaction of certain other obligations as follows: (i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan (as defined) of a Partner, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Galleon, Inc. of an amount up to the Priority Allocation, (vii) to the extent earned and available, the distribution to ELLC of an amount up to the amount distributed to Galleon, Inc. pursuant to the Priority Allocation, (viii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (ix) the payment of the balance of the portion of the Construction Financing provided by Galleon, Inc. or Mandalay Resort Group until such loans are paid in full or refinanced. Any withdrawal from the Silver Legacy Joint Venture by either Partner results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

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

         Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                                                            June 30,              December 31,
                                                                              1999                    1998
                                                                        -------------            ------------
                                                                         (Unaudited)
        Current assets ........................................          $  20,776                $  18,272
        Property and equipment, net ...........................            307,025                  313,181
        Other assets ..........................................              1,565                    1,772
                                                                        -------------            ------------
                    Total assets ..............................          $ 329,366                $ 333,225
                                                                        =============            ============

        Current liabilities ...................................          $  15,458                $  16,661
        Long-term liabilities..................................            187,500                  196,000
        Partners' equity.......................................            126,408                  120,564
                                                                        -------------            ------------
                    Total liabilities and partners' equity.....          $ 329,366                $ 333,225
                                                                        =============            ============

Summarized results of operations (in thousands) (unaudited):

                                              Three Months Ended                        Six Months Ended
                                                   June 30,                                 June 30,
                                       -----------------------------------     ------------------------------------
                                           1999                1998                1999                  1998
                                       ---------------     ---------------     ---------------       --------------
        Net Revenues .............     $   44,371          $    43,153         $  81,637             $   79,375
        Operating Expenses .......        (35,362)             (34,535)          (67,438)               (66,122)
                                       ---------------     ---------------     ---------------       --------------

        Operating Income .........          9,009                8,618            14,199                 13,253
        Other (Expense)...........         (4,172)              (4,740)           (8,355)                (9,549)
                                       ---------------     ---------------     ---------------       --------------

        Net Income (Loss).........     $    4,837          $     3,878         $   5,844             $    3,704
                                       ===============     ===============     ===============       ==============

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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1998

NET REVENUES

         Net revenues increased by approximately $2.1 million, or 5.1%, to $43.4 million for the three months ended June 30, 1999 compared to $41.3 million for the same period in 1998. The Company did not recognize income (loss) from its unconsolidated affiliate during the second quarter of 1999 and 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The Company's increase in net revenues during the 1999 period is primarily a result of an increase in casino and food, beverage and entertainment revenues.

          Casino revenues increased by approximately $1.9 million, or 6.9%, to $29.1 million for the three months ended June 30, 1999 compared to $27.2 million for the same period in 1998. The increase in casino revenues was due to increased revenue from table games and slots primarily due to an increase in gaming volume and an increase in table games hold percentage as compared to the previous period.

         Food, beverage and entertainment revenues increased by approximately $1.0 million, or 9.1%, to $12.1 million for the three months ended June 30, 1999 compared to $11.1 million during the same period in 1998. The increase is primarily a result of selective price increases in the average check at the Eldorado's restaurants and an increase in occupancy in the Eldorado Showroom in the 1999 period as compared to the 1998 period.

          Hotel revenues decreased by approximately $0.3 million, or 5.3%, to $4.7 million for the three months ended June 30, 1999 compared to $5.0 million during the same period in 1998. The decrease was due primarily to a decrease in the Eldorado's average daily rate and hotel occupancy rate to approximately $61 and 95% in the second quarter of 1999 as compared to $63 and 97% in the second quarter of 1998. The absence of the American Bowling Congress National Championship Bowling tournament held from February through June 1998, was a contributing factor in the decrease of the Company's average daily rate.

         Promotional allowances expressed as a percentage of casino revenues were 14.0% for the second quarter of 1999 compared to 13.8% for the same period in 1998.

OPERATING EXPENSES

         The Company's operating expenses increased by approximately $1.0 million, or 2.9%, to $34.9 million for the three months ended June 30, 1999 from $33.9 million during the same period in 1998. This increase is primarily attributable to an increase in casino and selling, general and administrative expenses.

         Casino expenses increased by approximately $0.5 million, or 4.5%, to $12.3 million for the three months ended June 30, 1999 from $11.8 million during the same period in 1998 due to an increase in casino marketing and event expenses and the addition of a poker room in May 1998.

         Food, beverage and entertainment expenses decreased slightly by approximately $0.1 million, or 1.6%, to approximately $8.3 million for the three months ended June 30, 1999 from approximately $8.4 million during the same period in 1998. Increases in food and beverage, primarily due to increases in payroll and cost of sales, were offset by a decrease in entertainment professional fee expenditures.

     Hotel expenses remained relatively constant at $1.9 million for the three months ended June 30, 1999 compared with $2.0 million during the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by approximately $0.7 million, or 9.6%, to $7.9 million for the three months ended June 30, 1999 from $7.2 million during the same period in 1998. The increase was primarily due to an employee bonus accrual for the three months ended June 30, 1999 as compared to the same period in 1998 when there was no employee bonus accrual.

DEPRECIATION

         Depreciation for the three months ended June 30, 1999 and 1998 was comparable at $3.5 million.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased approximately $0.2 million, or 6.4%, to $3.1 million in the second quarter of 1999 compared to $3.3 million for the same period in 1998 as a result of a decrease in the average outstanding borrowings in the second quarter of 1999, as compared to the same period in 1998.

NET INCOME

         As a result of the factors described above, net income for the three months ended June 30, 1999 increased by approximately $1.3 million, or 32.5%, to $5.4 million compared to $4.1 million during the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1998

NET REVENUES

         Net revenues increased by approximately $5.5 million, or 7.4%, to $80.3 million for the six months ended June 30, 1999 compared to $74.8 million for the same period in 1998. The Company did not recognize income
(loss) from its unconsolidated affiliate for the six months ended June 30, 1999 and 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The Company's increase in net revenues during the 1999 period is primarily a result of an increase in casino and food, beverage and entertainment revenues.

          Casino revenues increased by approximately $4.2 million, or 8.5%, to $53.2 million for the six months ended June 30, 1999 compared to $49.0 million for the same period in 1998. The increase in casino revenues was due primarily to increased revenue from table games and slots due to an increase in gaming volume as compared to the previous period.

         Food, beverage and entertainment revenues increased by approximately $2.3 million, or 10.8%, to $23.3 million for the six months ended June 30, 1999 compared to $21.0 million during the same period in 1998. The increase is primarily a result of selective price increases in the average check at the Eldorado's restaurants and an increase in occupancy in the Eldorado Showroom in the 1999 period as compared to the 1998 period.

          Hotel revenues decreased by approximately $0.4 million, or 5.0%, to $8.5 million for the six months ended June 30, 1999 compared to $8.9 million during the same period in 1998. The decrease was due primarily to a decrease in the Eldorado's average daily rate and hotel occupancy rate to approximately $56 and 93% for the six months ended June 30, 1999 as compared to $58 and 94% for the same period in 1998. The absence of the American Bowling Congress National Championship Bowling tournament held from February through June 1998, was a contributing factor in the decrease of the Company's average daily rate.

         Promotional allowances expressed as a percentage of casino revenues were 14.8% for the six months ended June 30, 1999 compared to 15.0% for the same period in 1998.

OPERATING EXPENSES

         The Company's operating expenses increased by approximately $1.6 million, or 2.5%, to $67.5 million for the six months ended June 30, 1999 from $65.9 million during the same period in 1998. This increase is primarily attributable to an increase in casino and selling, general and administrative expenses.

         Casino expenses increased by $1.3 million, or 5.5%, to $24.1 million for the six months ended June 30, 1999 from $22.8 million during the same period in 1998 due to an increase in slot promotional and marketing expenditures and the addition of a poker room in May 1998.

         Food, beverage and entertainment expenses decreased by approximately $0.4 million, or 2.2%, to $15.9 million for the six months ended June 30, 1999 from approximately $16.2 million during the same period in 1998 primarily due to a decrease in entertainment professional fees.

     Hotel expenses remained relatively constant at $3.7 million for the six months ended June 30, 1999 from $3.8 million during the same period in 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 6.0% to $15.1 million for the six months ended June 30, 1999 compared to $14.3 million during the same period in 1998. The increase was primarily due to an employee bonus accrual for the six months ended June 30, 1999 as compared to the same period in 1998 when there was no employee bonus accrual.

DEPRECIATION

     Depreciation for the six months ended June 30, 1999 was $6.9 million compared to $6.8 million for the same period in 1998, an increase of 1.9%.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased by approximately $0.4 million, or 5.5%, to $6.4 million for the six months ended June 30, 1999 compared to $6.7 million for the same period in 1998 as a result of a decrease in the average outstanding borrowings during the first six months of 1999, as compared to the same period in 1998.


NET INCOME

         As a result of the factors described above, net income for the six months ended June 30, 1999 increased by approximately $4.2 million, or 197.5%, to $6.4 million compared to $2.2 million during the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $19.7 million for the six months ended June 30, 1999, as compared to $15.7 million during the same period in 1998. Net cash provided by operating activities was $14.9 million for the six months ended June 30, 1999 compared to $9.3 million for the same period of the prior year.

         At June 30, 1999, the Company had $6.5 million of cash and cash equivalents and $26.6 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $37.5 million on June 30,

1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

         As of June 30, 1999, the Company had outstanding $100 million in aggregate principal amount of 10 1/2% Notes, $9.5 million of borrowings and $1.4 million of letters of credit under the Credit Facility and $2.1 million of other long term debt (net of current portion).

         The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the six months ended June 30, 1999, Resorts made distributions of $3.1 million to its members, as compared to $1.4 million during the same period in 1998.

         During the six months ended June 30, 1999, the Company's principal uses of funds were related to debt service and recurring capital expenditures. Total capital expenditures for the six months ended June 30, 1999 were $2.5 million.

         The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term include a nightclub and entertainment facility, budgeted at approximately $2.5 million and recurring capital expenditures and debt service.

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


STATUS

         Phases 1 and 2 are substantially complete at the Eldorado and Silver Legacy except for the receipt of responses to inquiries of third parties as to their Year 2000 readiness, which is currently ongoing with respect to each property. All initial inquiries to identified significant third party vendors and suppliers have been completed by the Eldorado and Silver Legacy. To date neither the Eldorado nor Silver Legacy has been advised by any significant third party supplier of goods or services that it will not be fully Year 2000 compliant by the Year 2000.

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


COSTS

         The total cost to the Company of making its systems at the Eldorado Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $800,000 to $1 million. This current estimate includes the following: (i) $670,000 to $840,000 relating to software modification, of which approximately $279,000 had been incurred at June 30, 1999; and (ii) $130,000 to $160,000 to replace problem systems and equipment, of which approximately $34,000 had been incurred at June 30, 1999. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.

         The total cost to Silver Legacy of making the systems at that property Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $600,000 to $850,000, of which approximately $760,900 had been incurred at June 30, 1999. The current estimated cost relating to Silver Legacy's software modification is $200,000 to $250,000, of which $230,700 had been incurred at June 30, 1999. The current estimated costs to replace Silver Legacy's problem systems and equipment is $400,000 to $600,000, of which $166,400 had been incurred at June 30, 1999, of which $363,800 is being financed by a capital lease. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Silver Legacy will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Silver Legacy's administration of its Year 2000 project, are being expensed as incurred.

         The Company believes the most significant risk of a Year 2000 Disruption at the Eldorado or Silver Legacy is the loss of utilities at those properties, particularly power or water, as to which a contingency plan is not feasible. The Eldorado and Silver Legacy are evaluating various alternatives to other potential Year 2000 Disruptions that might occur at the Eldorado or Silver Legacy.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.   OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   (A)   EXHIBITS
                         THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS
REPORT.

                         EXHIBIT NUMBER             DESCRIPTION


                         27                         FINANCIAL DATA SCHEDULE
                                                    FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 1999

                   (B)   REPORTS ON FORM 8-K

                         NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                       ELDORADO RESORTS LLC


Date:   August 12, 1999                By: /S/ Donald L. Carano
                                           ----------------------------------
                                           Donald L. Carano
                                           Chief Executive Officer, President
                                           and Presiding Manager


Date:   August 12, 1999                By: /S/ Robert M. Jones
                                          -----------------------------------
                                           Robert M. Jones
                                           Chief Financial Officer of
                                           Eldorado Resorts LLC (Principal
                                           Financial and Accounting Officer)


                                       ELDORADO CAPITAL CORP.


Date:  August 12, 1999                 By: /S/ Donald L. Carano
                                          -----------------------------------
                                           Donald L. Carano
                                           President


Date:  August 12, 1999                 By: /S/ Gene R. Carano
                                          -----------------------------------
                                           Gene R. Carano
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
--------                            ----------------------
     27                             Financial Data Schedule