Form 10-Q
period 1999-09-30
ELDORADO RESORTS LLC
filed 1999-11-15
CIK 1022644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     _______________.

                        Commission file number 333-11811


                              ELDORADO RESORTS LLC
       -------------------------------------------------------------------
                             ELDORADO CAPITAL CORP.
       -------------------------------------------------------------------
           (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)



               NEVADA                              88-0115550
               NEVADA                              88-0367075
----------------------------------    ----------------------------------------
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

Number of shares of common stock of Eldorado Capital Corp. outstanding at November 11, 1999: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q



                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.     FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets.......................  2
             Condensed Consolidated Statements of Income.................  4
             Condensed Consolidated Statements of Cash Flows.............  5
             Notes to Condensed Consolidated Financial Statements........  7

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...  19

PART II.    OTHER INFORMATION

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................  20

SIGNATURES...............................................................  21

                                     Part 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           September 30,      December 31,
                                                                1999              1998
                                                           -------------      ------------
                                                            (unaudited)
               ASSETS

Current assets:

        Cash and cash equivalents                           $   4,759         $  8,087

        Accounts receivable, net                                4,047            3,415

        Inventory                                               2,879            2,904

        Prepaid expenses                                        1,645            1,857

        Note receivable                                            __              377
                                                            ---------         --------

             Total current assets                              13,330           16,640

Investment in joint venture                                    46,792           46,792

Property and equipment,  net                                  147,874          155,005

Other assets, net                                              12,427           12,821
                                                            ---------         --------

             Total assets                                    $220,423         $231,258
                                                            =========         ========


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                September 30,     December 31,
                                                                    1999              1998
                                                                ------------      ------------
                                                                (unaudited)
     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

       Current portion of long-term debt                         $    257         $  1,136

       Current portion of capital lease obligations                   756              749

       Accounts payable                                             2,834            2,752

       Interest payable                                             1,327            3,991

       Accrued payroll,  taxes and other accruals                   8,062            5,944
                                                                 --------         --------

              Total current liabilities                            13,236           14,572

Long-term debt, less current portion                              106,510          122,226

Capital lease obligations, less current portion                       209              773

Other liabilities                                                   1,148            1,047
                                                                 --------         --------

              Total liabilities                                   121,103          138,618

Minority interest                                                   5,154            5,154

Members' equity                                                    94,166           87,486
                                                                 --------         --------

              Total liabilities and members' equity              $220,423         $231,258
                                                                 ========         ========


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                   (unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                -----------------------------     ---------------------------
                                                   1999            1998               1999           1998
                                                ------------    -------------     ------------    -----------
Operating Revenues:

  Casino                                        $31,799          $29,529           $ 84,979        $ 78,556

  Food, beverage and entertainment               13,181           11,814             36,442          32,804

  Hotel                                           5,240            5,054             13,722          13,978

  Other                                           1,841            1,667              5,057           4,824
                                                -------         --------          ---------       ---------
                                                 52,061           48,064            140,200         130,162

  Less:   Promotional allowances                 (4,446)          (4,268)           (12,328)        (11,607)
                                                -------         --------          ---------       ---------

        Net revenues                             47,615           43,796            127,872         118,555

Operating Expenses:

  Casino                                         13,974           12,995             38,067          35,824

  Food, beverage and entertainment                9,241            8,750             25,093          24,956

  Hotel                                           1,910            2,069              5,560           5,856

  Other                                           1,193            1,131              3,034           3,110

  Selling, general and administrative             7,686            7,513             21,926          20,911

  Management fees                                   530              441              1,439           1,340

  Depreciation                                    3,364            3,451             10,276          10,233
                                                -------         --------          ---------       ---------
        Total operating expenses                 37,898           36,350            105,395         102,230
                                                -------         --------          ---------       ---------

Operating Income                                  9,717            7,446             22,477          16,325

Interest Expense, net                            (2,838)          (3,262)            (9,198)         (9,990)
                                                -------         --------          ---------       ---------

Net Income Before Minority Interest               6,879            4,184             13,279           6,335

Minority Interest in Net (Income)
 of Subsidiary (Note 4)                               -                -                  -               -
                                                -------         --------          ---------       ---------

        Net Income                              $ 6,879          $ 4,184          $  13,279       $   6,335
                                                =======          =======          =========       =========

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                  ----------------------------
                                                                     1999               1998
                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                                $ 13,279           $  6,335
        Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation                                           10,276             10,233
            (Gain) Loss on sale of property and equipment              (53)               204
             Decrease (Increase) in--
            Accounts receivable, net                                  (632)               376
            Note receivable                                            377                180
            Inventories                                                 25                106
            Prepaid expenses                                           212                 98
            Other assets, net                                          394                244
            Increase (Decrease) in--
            Accounts payable, retention payable,
             interest payable, accrued payroll,
             taxes and other accruals                                 (363)            (2,408)
                                                                  --------         ----------
            Net cash provided by operating activities               23,515             15,368
                                                                  --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                     (3,323)            (4,786)
            Proceeds from sale of property and equipment               232                181
                                                                  --------         ----------

            Net cash (used in) investing activities                 (3,091)            (4,605)
                                                                  --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term and other debt                  12,000             11,250
            Principal payments on long-term and other debt         (29,152)           (20,962)
            Distributions                                           (6,600)            (1,400)
                                                                  --------         ----------

            Net cash (used in) financing activities                (23,752)           (11,112)
                                                                  --------         ----------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                  ----------------------------
                                                                     1999               1998
                                                                  ---------          ---------
(DECREASE) IN CASH AND CASH EQUIVALENTS                           $  (3,328)        $    (349)
   CASH AND  CASH EQUIVALENTS AT BEGINNING OF PERIOD                  8,087             6,369
                                                                  ---------         ---------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   4,759         $   6,020
                                                                  =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during period for interest                           $  11,575        $   12,121
                                                                  =========         =========


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

         In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

3.       Long Term Debt and Notes Payable

         Long term debt consisted of the following (in thousands):

                                                         September 30,      December 31,
                                                             1999              1998
                                                         ------------       ------------
                                                          (unaudited)
         10 1/2% Senior Subordinated Notes:
         semi-annual payments of interest only,
         in arrears on February 15 and August 15
         of each year, maturing August 15, 2006......        $100,000         $100,000

         Outstanding portion of reducing revolver
         and the revolving credit line, due in
         quarterly installments of principal (plus
         interest calculated using either the Base
         rate or Eurodollar rate; the Eurodollar
         rate at September 30, 1999 and 1998 was
         5.38% and 5.34%, respectively, and the
         Base rate at September 30, 1999 and 1998
         was 8.25% and 8.25%, respectively) due
         July 31, 2001; secured by substantially
         all real property........................................           4,500             20,000

         Notes payable to a corporation, due in
         a quarterly principal installment of $90,000
         (including monthly interest at prime plus 2%,
         the rate at July 30, 1999 and September 30, 1998
         was 10.5% and 10.25%, respectively), to July 30,
         1999 when principal balance is due; secured by
         real property............................................               -                 893

         Notes payable to individuals, due in monthly
         installments of $34,614 (including monthly '
         interest at 9%), to August 14, 2006, when
         principal balance is due; secured by real property.......           2,133               2,294

         Notes Payable, Other.....................................             134                 175
                                                                          --------            --------
                                                                           106,767             123,362
         Less--Current Maturities.................................            (257)             (1,136)
                                                                          --------            --------
                                                                          $106,510            $122,226
                                                                          ========            ========

         Total net interest expense for the first nine months of 1999 and 1998 was $9.2 million and $10.0 million, respectively.

         The amount of credit available pursuant to the Credit Facility reduced to approximately $35.9 million on September 30, 1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

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

         For so long as ELLC selects the General Manager of the Silver Legacy, as provided in the Joint Venture Agreement, Galleon, Inc. is entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Silver Legacy Joint Venture's operating income (the "Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) at the beginning of the period for which the determination is being made and at the end of such period. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

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

         Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                                                         September 30,            December 31,
                                                                             1999                     1998
                                                                      -------------------      -------------------
                                                                         (Unaudited)
   Current assets .................................................       $  21,170                $  18,272
   Property and equipment, net ....................................         303,727                  313,181
   Other assets ...................................................           1,449                    1,772
                                                                     --------------------      -------------------
      Total assets ................................................       $ 326,346                $ 333,225
                                                                     ====================      ===================

   Current liabilities ............................................       $  16,222                $  16,661
   Long-term liabilities...........................................         176,000                  196,000
   Partners' equity................................................         134,124                  120,564
                                                                      ====================      ===================
      Total liabilities and partners' equity.......................       $ 326,346                $ 333,225
                                                                      ====================      ===================

Summarized results of operations (in thousands) (unaudited):

                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                       -----------------------------------     -----------------------------------
                                             1999                1998                1999                 1998
                                       ---------------     ---------------     ---------------      --------------
   Net Revenues ....................     $  49,155           $  43,840          $  130,792            $ 123,215
   Operating Expenses ..............       (37,434)            (35,131)           (104,871)            (101,253)
                                       ---------------     ---------------     ---------------      --------------

   Operating Income ................        11,721               8,709              25,921               21,962
   Other (Expense)..................        (4,006)             (4,624)            (12,362)             (14,173)
                                       ---------------     ---------------     ---------------      --------------
   Net Income (Loss)................     $   7,715           $   4,085          $   13,559            $   7,789
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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES

         Net revenues increased by approximately $3.8 million, or 8.7%, to $47.6 million for the three months September 30, 1999 compared to $43.8 million for the same period in 1998. The Company did not recognize income
(loss) from its unconsolidated affiliate during the third quarter of 1999 and 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The Company's increase in revenues during the 1999 period is primarily a result of an increase in casino and food, beverage and entertainment revenues.

         Casino revenues increased by approximately $2.3 million, or 7.7%, to $31.8 million for the three months ended September 30, 1999 compared to $29.5 million for the same period in 1998. The increase in casino revenues was primarily due to increased gaming volume from table games and slots and an increase in table games' hold percentage as compared to the previous year.

         Food, beverage and entertainment revenues increased by approximately $1.4 million, or $11.6%, to $13.2 million for the three months ended September 30, 1999 compared to $11.8 million during the same period in 1998. The increase is primarily a result of selective price increases at the Eldorado's restaurants and an increase in occupancy in the Eldorado Showroom in the 1999 period as compared to the 1998 period.

         Hotel revenues increased by approximately $0.2 million, or 3.7%, to $5.2 million for the three months ended September 30, 1999 compared to the same period in 1998. The increase was due primarily to an increase in the Eldorado's average daily rate and hotel occupancy rate to approximately $66 and 96% in the third quarter of 1999 as compared to $65 and 95% in the third quarter of 1998.

         Promotional allowances expressed as a percentage of casino revenues were 14.0% for the third quarter of 1999 compared to 14.5% for the same period in 1998.

OPERATING EXPENSES

         The Company's operating expenses increased by approximately $1.5 million, or 4.3%, to $37.9 million for the three months ended September 30, 1999 from $36.4 million during the same period in 1998. This increase is primarily attributable to an increase in casino and food, beverage and entertainment expenses.

         Casino expenses increased by approximately $1.0 million, or 7.5%, to $14.0 million for the three months ended September 30, 1999 from $13.0 million during the same period in 1998 due to an increase in casino marketing, bad debt and customer discount expenditures as compared to the same period in 1998.

         Food, beverage and entertainment expenses increased by approximately $0.5 million, or 5.6%, to approximately $9.2 million for the three months ended September 30, 1999 from approximately $8.8 million during the same period in 1998. The increase is primarily attributable to slight increases in food and beverage cost of sales and payroll expenses for the three months ended September 30, 1999 as compared to the same period in 1998.

         Hotel expenses decreased by approximately $0.2 million, or 7.7%, to approximately $1.9 million for the three months ended September 30, 1999 compared with $2.1 million during the same period in 1998 due to a decrease in sales and marketing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by approximately $0.3 million, or 3.3%, to $8.2 million for the three months ended September 30, 1999 from $8.0 million during the same period in 1998. The increase was primarily due to an increase in the employee bonus accrual for the three months ended September 30, 1999 as compared to the same period in 1998.

DEPRECIATION

         Depreciation for the three months ended September 30, 1999 decreased $0.1 million or 2.5%, to $3.4 million as compared to $3.5 million during the same period in 1998 due to some assets becoming fully depreciated.

INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased approximately $0.4 million, or 13.0%, to $2.8 million in the third quarter of 1999 compared to $3.3 million for the same period in 1998 as a result of a decrease in the average outstanding borrowings in the third quarter of 1999, as compared to the same period in 1998.

NET INCOME

         As a result of the factors described above, net income for the three months ended September 30, 1999 increased by approximately $2.7 million, or 64.4%, to $6.9 million compared to $4.2 million during the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES

         Net revenues increased by approximately $9.3 million, or 7.9%, to $127.9 million for the nine months ended September 30, 1999 compared to $118.6 million for the same period in 1998. The Company did not recognize income (loss) from its unconsolidated affiliate for the nine months ended September 30, 1999 and 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The Company's increase in net revenues during the 1999 period is primarily a result of an increase in casino and food, beverage and entertainment revenues.

         Casino revenues increased by approximately $6.4 million, or 8.2%, to $85.0 million for the nine months ended September 30, 1999 compared to $78.6 million for the same period in 1998. The increase in casino revenues was primarily due to increased gaming volume from table games and slots and an increase in table games' hold percentage as compared to the previous period.

         Food, beverage and entertainment revenues increased by approximately $3.6 million, or 11.1%, to $36.4 million for the nine months ended September 30, 1999 compared to $32.8 million during the same period in 1998. The increase is primarily a result of selective price increases at the Eldorado's restaurants and an increase in occupancy in the Eldorado showroom in the 1999 period as compared to the 1998 period.

         Hotel revenues decreased by approximately $0.3 million, or 1.8%, to $13.7 million for the nine months ended September 30, 1999 compared to $14.0 million during the same period in 1998. The decrease was due primarily to the Eldorado's average daily rate of approximately $59 in the 1999 period as compared to approximately $61 in the 1998 period. The hotel occupancy was 94% in both the 1999 and the 1998 periods.

         Promotional allowances expressed as a percentage of casino revenues were 14.5% for the nine months ended September 30, 1999 compared to 14.8% for the same period in 1998.

OPERATING EXPENSES

         The Company's operating expenses increased by approximately $3.2 million, or 3.1%, to $105.4 million for the nine months ended September 30, 1999 from $102.2 million during the same period in 1998. This increase is primarily attributable to an increase in casino and selling, general and administrative expenses.

         Casino expenses increased by $2.2 million, or 6.3%, to $38.1 million for the nine months ended September 30, 1999 from $35.8 million during the same period in 1998 due to increases in bad debt, slot promotional and marketing expenditures and the addition of a poker room in May 1998.

         Food, beverage and entertainment expenses increased by approximately $0.1 million, or 0.6%, to $25.1 million for the nine months ended September 30, 1999 from approximately $25.0 million during the same period in 1998. Increases in food and beverage, primarily due to increases in payroll and cost of sales, were partially offset by a decrease in entertainment professional fee expenditures.

         Hotel expenses decreased by approximately $0.3 million, or 5.0%, to $5.6 million for the nine months ended September 30, 1999 from $5.9 million during the same period in 1998 due to an overall decrease in hotel operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 5.0% to $23.4 million for the nine months ended September 30, 1999 compared to $22.3 million during the same period in 1998. The increase was primarily due to an increase in the bonus accrual for the nine months ended September 30, 1999 as compared to the same period in 1998; there was no employee bonus accrual during the first half of 1998.

DEPRECIATION

         Depreciation for the nine months ended September 30, 1999 was $10.3 million compared to $10.2 million for the same period in 1998, an increase of 0.4%.

INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased by approximately $0.8 million, or 7.9%, to $9.2 million for the nine months ended September 30, 1999 compared to $10.0 million for the same period in 1998 as a result of a decrease in the average outstanding borrowings during the first nine months of 1999, as compared to the same period in 1998.

NET INCOME

         As a result of the factors described above, net income for the nine months ended September 30, 1999 increased by approximately $6.9 million, or 109.6%, to $13.3 million compared to $6.3 million during the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $32.8 million for the nine months ended September 30, 1999, as compared to $26.6 million during the same period in 1998. Net cash provided by operating activities was $23.5 million for the nine months ended September 30, 1999 compared to $15.4 million for the same period of the prior year.

         At September 30, 1999, the Company had $4.8 million of cash and cash equivalents and $30.0 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility").

The amount of credit available pursuant to the Credit Facility reduced to approximately $35.9 million on September 30, 1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

         As of September 30, 1999, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes, (ii) $4.5 million of borrowings and an additional $1.4 million of letters of credit under the Credit Facility and (iii) $2.0 million of other long term debt (net of current portion).

         The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the nine months ended September 30, 1999, Resorts made distributions of $6.6 million to its members, as compared to $1.4 million during the same period in 1998.

         During the nine months ended September 30, 1999, the Company's principal uses of funds was for recurring capital expenditures. Total capital expenditures for the nine months ended September 30, 1999 were $3.3 million. Other uses included approximately $0.5 million of an anticipated $3.0 million related to the Company's nightclub and entertainment facility and debt service.

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

         The Company is also exposed to the risk that a Year 2000 Disruption could result in a significant interruption of airline service to the Reno area. The Company believes that a significant number of the Eldorado and Silver Legacy's customers (including hotel guests and walk-in customers at the casinos) depend on the airlines for their travel to and from Reno. Accordingly, any such interruption of airline service could, depending upon the extent of the interruption, have a material adverse effect on operations at the Eldorado and Silver Legacy.

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

         Neither the Eldorado nor Silver Legacy is currently planning to use any independent verification and validation process to assure the reliability of their risk and cost estimates. However, this position continues to be reevaluated as the Year 2000 compliance programs proceed at the Eldorado and Silver Legacy.

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

         Phases 3 and 4 are ongoing at the Eldorado and Silver Legacy. Based upon the analysis conducted to date, the Company believes all of the Critical Systems and Equipment at the Eldorado and Silver Legacy are currently Year 2000 compliant or will be Year 2000 compliant by December 31, 1999, although there can be no assurance as to the ability to achieve full Year 2000 compliance at either property. The most significant aspect of the Eldorado's Year 2000 compliance that has been identified is the software modification of the property's casino system. The most significant aspect of Silver Legacy's Year 2000 compliance that has been identified is the replacement of that property's non-Year 2000 compliant personal computers.

COSTS

         The total cost to the Company of making its systems at the Eldorado Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $800,000 to $1 million. This current estimate includes the following: (i) $670,000 to $840,000 relating to software modification, of which approximately $379,000 had been incurred at September 30, 1999; and (ii) $130,000 to $160,000 to replace problem systems and equipment, of which approximately $48,000 had been incurred at September 30, 1999. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of its Year 2000 project, are being expensed as incurred.

         The total cost to Silver Legacy of making the systems at that property Year 2000 compliant, including estimated costs of remediation or replacement and testing, is currently estimated to be in the range of $800,000 to $1,000,000 of which approximately $950,000 had been incurred at September 30, 1999. The current estimated cost relating to Silver Legacy's software modification is $250,000 to $300,000, of which $292,000 had been incurred at September 30, 1999. The current estimated costs to replace Silver Legacy's problem systems and equipment is $500,000 to $700,000, of which $658,000 had been incurred at September 30, 1999, of which $363,800 is being financed by an operating lease. The replacement of problem systems and equipment costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Silver Legacy will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Silver Legacy's administration of its Year 2000 project, are being expensed as incurred.

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

         There can be no assurance that as yet unidentified costs will not be incurred in connection with the Year 2000 compliance program at the Eldorado or at the Silver Legacy or that the costs actually incurred to achieve full Year 2000 compliance at either property will not be materially higher than currently estimated.

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

PART II.   OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     (A)   EXHIBITS
                           THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS
REPORT.

                           EXHIBIT NUMBER           DESCRIPTION
                           --------------           -----------

                           27                       FINANCIAL DATA SCHEDULE
                                                    FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1999

                     (B)   REPORTS ON FORM 8-K

                           NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                              ELDORADO RESORTS LLC




Date:   November 12, 1999          By:    /S/ Donald L. Carano
                                      ---------------------------------------
                                      Donald L. Carano
                                      Chief Executive Officer, President and
                                      Presiding Manager




Date:   November 12, 1999          By:    /S/ Robert M. Jones
                                      ---------------------------------------
                                      Robert M. Jones
                                      Chief Financial Officer of
                                      Eldorado Resorts LLC (Principal
                                      Financial and Accounting Officer)



                             ELDORADO CAPITAL CORP.



Date:  November 12, 1999           By:    /S/ Donald L. Carano
                                      ---------------------------------------
                                      Donald L. Carano
                                      President




Date:  November 12, 1999           By:    /S/ Gene R. Carano
                                      ---------------------------------------
                                      Gene R. Carano
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------

     27                    Financial Data Schedule