Form 10-K405
period 1999-12-31
ELDORADO RESORTS LLC
filed 2000-03-30
CIK 1022644

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                    FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---


Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants: None


Number of shares of common stock of Eldorado Capital Corp. outstanding at March 27, 2000: 2,500 Shares.

================================================================================

PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         Eldorado Resorts LLC, a Nevada limited liability company ("Resorts"), was formed to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all of the then outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Insofar as they relate to periods prior to the effective date of the Reorganization, references to Resorts are to the Predecessor Partnership except to the extent the context requires otherwise. Eldorado Capital Corp., a Nevada corporation wholly-owned by Resorts ("Capital"), was incorporated with the sole purpose of serving as co-issuer of $100,000,000 principal amount of 10 1/2% Senior Subordinated Notes due 2006 issued by Resorts and Capital on July 31, 1996. Accordingly, Capital holds no significant assets and conducts no business activity. Resorts and Capital, together with Eldorado Limited Liability Company, a Nevada limited liability company which is 96% owned by Resorts ("ELLC"), are collectively referred to as the "Company." Effective June 30, 1997, ELLC completed a recapitalization, converting a note receivable and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%.

         The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere and providing unsurpassed personal service and cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicle traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% interest in a 50/50 joint venture with a subsidiary of Mandalay Resort Group, formerly Circus Circus Enterprises, Inc. ("Mandalay") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado.

BUSINESS STRATEGY

         The Company has a broad experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other seven senior executives has in excess of 10 years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over twenty-five years. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of the Company.

         The Company's business strategy draws upon its extensive gaming management experience gained from successfully operating the Eldorado. Key elements of the Company's strategy include the following:

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

         The Eldorado continually monitors its casino operations to react to changing market conditions and customer demands. The Company targets premium-play customers as well as the value-conscious gaming patron with its state-of-the-art casino featuring the latest in game technology, electronic displays and customer-convenient features.

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

         The cost incurred by the Company for advertising in 1999 was $3,918,000 compared with $4,383,000 in 1998.

         STRATEGIC EXPANSION AND IMPROVEMENTS. Since opening the Eldorado in 1973, the Company has employed a strategy of continual expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing its successful expansion strategy, the Eldorado opened a state-of-the-art 566-seat showroom in May 1997. The showroom added an entertainment experience that management believes attracts a larger and broader audience of entertainment seekers. The showroom features the only nightly production show of its kind in downtown Reno. In addition, the Company opened a new VIP Lounge in December 1997, offering a relaxing atmosphere, including a complimentary full service bar and VIP room registration for preferred casino customers. In 1998, the Eldorado opened a new slot area across from the property's microbrewery, THE BREW BROTHERS, and a portion of CHOICES RESTAURANT was enclosed and remodeled into a 78-seat Asian cuisine restaurant, the GOLDEN FORTUNE. In December 1999 the Eldorado opened the BUBINGA LOUNGE, a sophisticated intimate nightclub, featuring live music, dance floor, cigar room and two themed bars, all presented in an elegant atmosphere. Management believes that the addition of these unique amenities has enhanced the Eldorado's position in the Reno market.

         The Company owns a 31,000 square foot piece of property across the street from and west of the Eldorado, which could be used for further expansion of the Eldorado, although there are no immediate plans for the development of this site.

ELDORADO HOTEL & CASINO

         The Eldorado is centrally positioned in the heart of Reno's prime gaming area and room base. Easily accessible to both foot and vehicular traffic, the Eldorado is strategically located directly off Interstate 80, the principal highway linking the Reno market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three golden towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, the Eldorado is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes the Eldorado serves as a downtown landmark, situated to attract a large volume of foot traffic from other casinos as well as from the local populace. In addition, the Eldorado is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium, which is located just one block away.

         As of December 31, 1999, the Eldorado offered approximately 84,000 square feet of gaming space, with approximately 1,880 slot machines, 78 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride(R), Caribbean stud poker, mini-baccarat, two keno games and a poker room. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 66% of the total gaming revenues for the casino in 1999 and provide consistency in revenues and cash flow. A diverse selection of table games and a variety of table limits allow play from a wide range of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

         The interior of the hotel is designed to create a European ambiance and offers 816 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 1998 and 1999, the Eldorado achieved a 92.8% and 91.9% average hotel occupancy rate at an Average Daily Rate ("ADR") of approximately $60 and $58 in 1998 and 1999, respectively.

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

                            ELDORADO RESTAURANTS

                           SEATING
DINING VENUE               CAPACITY        DESCRIPTION
------------               --------        -----------
Bistro Roxy                175             A Parisian-style bistro, restaurant and bar offering French country fare, steak and seafood
                                           Designed by famed restaurant designer Pat Kuleto to feature seven distinct architectural styles

                                           Voted BEST GOURMET RESTAURANT by CASINO PLAYER magazine 1999
                                           Received "Award of Excellence" from WINE SPECTATOR 1998 and 1999

La Strada                  170             Features northern Italian cuisine in an Italian countryside villa setting
                                           Voted BEST ITALIAN RESTAURANT by CASINO PLAYER magazine 1999
                                           Recipient of the WINE SPECTATOR AWARD OF EXCELLENCE in each of the past six years

                                           Hailed in the March 1993 issue of BON APPETIT magazine as a "sure thing in Reno" for food lovers

The Brew Brothers          225             The first microbrewery located in a hotel/casino. Features a variety of handcrafted beers and live nightly entertainment

                                           Named as the area's best saloon in NEVADA magazine's Best
                                           of Nevada Poll 1999

                                           Offers eight microbrewed beers, including Lady Luck Lager, Eldorado
                                           Extra Pale Honey Ale, Redhead Amber Ale, Wild Card Wheat Ale, Big Dog Ale,
                                           Gold Dollar Pale Ale, Double Down Stout and a rotating
                                           seasonal brew
                                           Named BEST BREWPUB IN AMERICA by NIGHTCLUB AND BAR magazine in 1999

The Grill                  185             A spirited, lively steak and seafood house
                                           Specializes in prime rib and grilled entrees at affordable prices
                                           Offers top quality USDA cuts of beef and fresh seafood, a "never-
                                           ending" salad and fruit bar with homemade soups

Chefs' Buffet              525             A 220-foot buffet offering a wide variety of cuisines, including a
                                           Mongolian barbecue, omelet station and a salad, fruit, ice cream and dessert bar
                                           Features an open exhibition kitchen where customers can
                                           observe meals being prepared

Tivoli Gardens             210             A 24-hour restaurant with a menu featuring Asian, Italian, Mexican and
                                           South American cuisines

                                           Features the Eldorado Coffee Company, where fresh coffee beans are roasted each day for use throughout the hotel and for retail purchase

Choices Express Cafe       185             A food court offering a diverse selection of cuisines, including an Asian noodle kitchen, a delicatessen, a gelato shop where 24 flavors are made fresh each day, a salad bar, a bakery and an espresso bar

Golden Fortune --          78              Authentic Hong Kong style cuisine offering 90 specialties
He Fu Li                                   A classic Chinese setting atmosphere featuring hand blown and stained glass imported from China

                                           Awarded the INTERNATIONAL AWARD OF EXCELLENCE by the Restaurant and
                                           Hospitality Rating Bureau in 1999.

         The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include THE BREW BROTHERS microbrewed beers and wines from the Ferrari Carano Winery.

         The Eldorado features a 566-seat showroom, the BUBINGA LOUNGE, which is an intimate nightclub, and a VIP lounge. Other amenities offered by the Eldorado include several specialty shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to the Eldorado which hosts a variety of special events. The Eldorado has parking facilities for over 1,000 vehicles including a 652-space self-park garage and a 360-space valet parking facility.

SILVER LEGACY RESORT CASINO

         The Silver Legacy opened in July 1995 as the first major newly-constructed hotel/casino in the Reno market since 1978 and its first themed mega-resort. Plans for the Silver Legacy were originally formulated in 1993 by the Company and Mandalay, who jointly recognized the potential synergies of constructing a new hotel/casino in between the Eldorado and Mandalay's property, Circus Circus-Reno.

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

         The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,712 guest rooms and suites, many of which feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 1999, the Silver Legacy's casino featured approximately 88,500 square feet of gaming space and contained 2,269 slot machines and 79 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride(R), Caribbean stud poker, Baccarat and Pai Gow, three keno games and a race and sports book. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

         The Silver Legacy's dining options include a 240-seat buffet, a steak and seafood restaurant, an oyster bar, a 24-hour coffee shop, gourmet coffee house and a food court. In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include custom retail shops, exercise facilities, a beauty salon and an outdoor swimming pool and sundeck, as well as a video arcade.

         The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and custom retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of over 4,100 rooms, 20 restaurants and enough parking to accommodate approximately 5,350 vehicles, and as of December 31, 1999, approximately 5,875 slot machines and 230 table games. The Company's management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

SILVER LEGACY JOINT VENTURE AGREEMENT

         The Silver Legacy was developed by the Silver Legacy Joint Venture formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture (the "Joint Venture Agreement") dated as of March 1, 1994, between ELLC and Galleon, Inc. ("Mandalay Sub"). Under the terms of the Joint Venture Agreement, each of ELLC and Mandalay Sub (together the "Partners") owns a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each Partner was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value equal to 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed real property worth
$25.0 million on which to build the Silver Legacy and $26.9 million in cash and Mandalay Sub contributed $51.9 million in cash. In addition, pursuant to the Joint Venture Agreement, Mandalay Sub's parent corporation, Mandalay
Resort Group, provided certain loans to the Silver Legacy Joint Venture for the costs of developing and constructing the Silver Legacy and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the development and construction costs (such loans and financing are collectively referred to herein as the "Construction Financing"). In return, Mandalay receives from the Silver
Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing. The Original Silver Legacy Credit Agreement, as amended and restated, most recently on November 24, 1997 (the "Silver Legacy Credit Agreement") is secured by a deed of trust on the Silver Legacy and by security interests in other assets of the Silver Legacy Joint Venture. Under the terms of the Silver Legacy Credit Agreement, the borrowing limit ($196 million at December 31, 1999) is subject to scheduled reductions (adjustable ratably for any voluntary permanent reductions) of $4.25 million quarterly through December 31, 2000 (with the next such reduction being due on March 31, 2000), $5.5 million quarterly from March 31, 2001 through
December 31, 2002, $6 million on March 31, 2003, and the balance on June 30, 2003 when any indebtedness then outstanding thereunder will become due and payable. Each of ELLC's and Mandalay Sub's ability to participate in cash flows generated by the Silver Legacy is limited by the terms of the Joint Venture Agreement and the Silver Legacy Credit Agreement. On November 24,
1997, in connection with the most recent amendment and restatement of the Silver Legacy Credit Agreement, the Silver Legacy Joint Venture repaid its indebtedness to Mandalay in the amount of $35.1 million and funded the repayment by an additional advance under the Silver Legacy Credit Agreement.
As of December 31, 1999, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $174.0 million (representing the principal amount then outstanding under the Silver Legacy Credit Agreement) plus accrued interest of $1,334,000.

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

         PROFIT ALLOCATION. Under the terms of the Joint Venture Agreement, Profits of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable income with certain adjustments) in each fiscal year currently are allocated to the Partners pursuant to the following formula:
(i) the net operating income of the Silver Legacy Joint Venture for financial reporting purposes (determined in accordance with generally accepted accounting principles) for such fiscal year, exclusive of interest expense, is credited to Mandalay Sub up to the amount of its Priority Allocation (as defined below) for such fiscal year, any balance is credited to ELLC up to the amount of Mandalay Sub's Priority Allocation for such fiscal year and any remaining balance is credited to the Partners in proportion to their Percentage Interests, (ii) interest expense of the Silver Legacy Joint Venture for such fiscal year is charged to the Partners in proportion to their Percentage Interests and (iii) the difference between net operating income less interest expense and Profits for such fiscal year is credited (or charged) to the Partners in proportion to their Percentage Interests. If this formula causes a Partner to be charged with a loss in any fiscal year, such Partner will be allocated zero Profits for such year and the other Partner will be allocated all of the Profits for such year. Under the terms of the Joint Venture Agreement, such Profits were allocated to the Partners in proportion to their respective Percentage Interests prior to May 1, 1997 when Mandalay Sub began to receive the priority allocation described below. Losses of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture's taxable loss with certain adjustments) in any fiscal year are allocated to the Partners in proportion to their Percentage Interests.

         Mandalay Sub is entitled to a priority allocation ("Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the Priority Allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy. Mandalay Sub is entitled to such Priority Allocation, which began May 1, 1997, for so long as ELLC selects the General Manager (as defined in the Joint Venture Agreement) of the Silver Legacy (as provided for in the Joint Venture Agreement).

         DISTRIBUTIONS OF CASH FROM OPERATIONS. The Joint Venture Agreement provides that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the Construction Financing, other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement) is to be distributed quarterly to the Partners in proportion to their Percentage Interests after satisfaction of certain other obligations as follows:
(i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Mandalay Sub of an amount up to its Priority Allocation and to ELLC of an amount up to the amount distributed to Mandalay Sub pursuant to Mandalay Sub's Priority Allocation, (vii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (viii) the payment of the balance of the portion of the Construction Financing provided by Mandalay until such loans are paid in full or refinanced. In addition, any withdrawal from the Silver Legacy Joint Venture by either party results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

         MANAGEMENT. The Silver Legacy Joint Venture is managed by an Executive Committee, a Managing Partner and a General Manager. The Executive Committee consults with, reviews, monitors and oversees the performance of the Managing Partner and the General Manager, thus functioning in a capacity similar to a corporation's board of directors. The Executive Committee may act only upon the approval of a majority of its members. The Executive Committee has five members, three of whom are appointed by the Managing Partner and the other two of whom are appointed by the other Partner. The Joint Venture Agreement names Mandalay Sub as the Managing Partner. The current members of the Executive Committee appointed by the Managing Partner are Steve Greathouse, Yvette Landau and Tom Robinson; the current members appointed by ELLC are Donald Carano and Robert Jones.

         The Managing Partner is generally responsible for overseeing the management and the business affairs of the Silver Legacy Joint Venture and may be replaced only: (i) upon the unanimous agreement of the Partners or (ii) by the other Partner if the Silver Legacy Joint Venture's net operating results for any four consecutive quarters are less than 80% of the amount projected in the Silver Legacy Joint Venture's annual business plan, upon which such other Partner will become the Managing Partner; provided, however, that as long as ELLC appoints the General Manager, ELLC may not require Mandalay Sub to resign as Managing Partner.

         The General Manager is responsible for the oversight and management of the day-to-day operations of the Silver Legacy and other business of the Silver Legacy Joint Venture. The General Manager, currently Gary Carano, is appointed by ELLC subject to the approval of Mandalay Sub. The General Manager will continue to be selected by ELLC so long as Mandalay Sub is allocated its Priority Allocation or so long as the Silver Legacy Joint Venture's net operating results are not less than 80% of the amount projected in the Silver Legacy Joint Venture's annual business plan. If the General Manager fails to meet such performance requirements, Mandalay Sub may replace the General Manager; provided, however, that if Mandalay Sub replaces the General Manager without ELLC's consent, Mandalay Sub will not receive its Priority Allocation.

         TRANSFERS OF PARTNERSHIP INTERESTS. After the Silver Legacy has been in operation for at least 10 years and the initial Construction Financing has been paid in full, either Partner may, so long as such Partner is not in default of any of the provisions of the Joint Venture Agreement, offer to purchase the entire interest of the other Partner. If either Partner makes such an offer, the other Partner is required to either sell its interest or purchase the interest of the offering Partner at the price proposed by the offering Partner, subject to a pro rata adjustment if the interests are not equal at the time of the offer. In addition, in the event that (i) a Partner is in default at any time on any two required additional capital contributions, (ii) an Additional Capital Contribution Loan is not repaid within two years, (iii) any deed of trust for the benefit of Mandalay for the Construction Financing is in default for over one year or (iv) unless otherwise agreed to by Mandalay, Donald Carano, an immediate family member acceptable to Mandalay Sub or one of their respective affiliates does not control ELLC, or unless otherwise agreed to by ELLC, Mandalay does not control Mandalay Sub, then the non-defaulting Partner may purchase the defaulting Partner's interest. The purchase price will be equal to the net equity of the defaulting Partner's interest, decreased by any amount that the non-defaulting Partner contributed as a capital contribution on behalf of the defaulting Partner (which amount is considered a loan to the defaulting Partner pursuant to the Joint Venture Agreement). Any such purchase and sale is subject to the approval of the Nevada Gaming Authorities.

RENO MARKET

         The Reno market is one of the larger gaming markets in the United States which generated approximately $969 million of gaming revenues in 1999. The opening of the Silver Legacy in 1995 marked Reno's first opening of a newly constructed major hotel/casino since 1978 and its first themed mega-resort, representing an approximately 13% increase in the number of hotel rooms and an approximately 10% increase in the number of gaming positions in the Reno market. As of December 31, 1999, the Reno market featured 15,957 hotel rooms which had an estimated 78.8% average hotel occupancy rate in 1999. According to the Reno Sparks Convention and Visitors Authority (the "Visitors Authority"), other approved or announced projects are expected to add up to approximately 5,300 rooms to the Reno market within a decade, although the Company can not predict how many rooms will actually be completed and placed into service.

         Reno is the third largest city in Nevada, with a population of approximately 177,000 as of July 1999, and is located at the base of the Sierra Nevada mountains along Interstate 80, approximately 140 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market which attracts visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. According to the Visitors Authority, visitors to the Reno market stayed an average of 2.4 nights in 1999. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno's annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races and the Reno Rodeo. According to the Visitors Authority, the greater Reno area attracted an estimated 5.0 million visitors in 1999 compared with 5.1 million in 1998.

         The following table sets forth certain statistical information for the Reno market for the years 1995 through 1999 as reported by the Visitors Authority, or the Nevada State Gaming Control Board and Reno/Tahoe International Airport.

                                                                        THE RENO MARKET

                                              1995            1996           1997            1998            1999
                                              ----            ----           ----            ----            ----
    Gaming Revenues (000's).............   $  889,480     $  885,578      $  901,989    $  929,844       $  968,531
    Gaming Positions(1)(2)..............       31,926         32,164          31,762        30,816           30,526
    Hotel Rooms(1)......................       14,241         15,536          15,773        15,271           15,957

    Average Hotel Occupancy Rate........        86.0%           83.3%          80.3%          79.1%            78.8%
    Airline Passenger Arrivals(3).......    2,911,834      3,450,920       3,503,112     3,427,565        3,115,770
    Convention Attendance(4)............      314,137        196,707         250,170       256,285          194,782


   (1) As of December 31 for each period shown.
   (2) Calculated from information provided by the Nevada State Gaming Control Board.
   (3) Deplaned passengers to Reno/Tahoe International Airport.
   (4) Convention Attendance includes the Bowling Congress tournaments.

         The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") through 2009 and is expected to host many other tournaments for other bowling organizations. The National Bowling Stadium was the site of the WIBC's National Championship Bowling Tournament in 1997 and has been selected as the site of that tournament in 2000, 2003, 2006 and 2009. The National Bowling Stadium was the site of the ABC's National Championship Bowling Tournament in 1998 and has been selected as the site of that tournament in 2001, 2004 and 2007, providing a major bowling tournament in Reno two out of every three years through the year 2009. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, nightclub and retail space and can be configured to host special events and conventions.

         In 1999, ten scheduled airlines and a number of other charter airlines provided non-stop service between Reno and approximately 20 North American cities, providing outbound available seats for more than 12,834 people daily. The most frequent users of the airport are American and Southwest Airlines, with approximately 64 and 78 daily flights, respectively, to or from Reno as of December 31, 1999. The Eldorado and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

COMPETITION

         The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 44 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel/casinos that each generate over $36 million in annual gaming revenues, including Circus Circus-Reno and the Silver Legacy. The Visitors Authority estimates that up to approximately 5,300 rooms will be added to the Reno market within a decade. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. To a lesser extent, the Company also competes with hotel/casino operations located in Las Vegas and Laughlin, Nevada and in the Lake Tahoe area. A substantial number of customers travel to both Reno and the Lake Tahoe market during their visits. Consequently, the Company believes that its success is influenced to some degree by the success of the Lake Tahoe market. Environmental restrictions place limitations on the expansion of hotels and casinos in the Lake Tahoe market. Additionally, the Company competes with casino gaming on Native American-owned lands throughout California, Washington and Oregon, from where it is estimated the Reno market drew in excess of 68% of its visitors in 1999. Furthermore, since the 1980's, legalized gaming opportunities have proliferated throughout the United States, and the Company now competes with parimutuel wagering, state-sponsored lotteries, card clubs, bingo, off-track betting, riverboat and other forms of legalized gaming.

         Voters in California approved Proposition Five, which was proposed by California Indian tribes in the November 3, 1998 election. This referendum sought to legalize gaming operations that numerous tribes operated in contravention of California and Federal law, which could lead to the expansion of gaming operations by California Indian tribes and could have a material adverse effect on our Nevada operations. A legal action was filed in the California Supreme Court challenging the validity of Proposition Five under the California constitution. On December 2, 1998, the California Supreme Court issued an order staying implementation of Proposition Five. On August 23, 1999, the California Supreme Court issued its decision on Proposition Five, concluding that Proposition Five is invalid because it violates a state constitutional ban on Nevada-style casino gambling. Subsequently, nearly 60 Indian tribes and California's Governor signed tribal-state agreements that would legalize casino-style gambling in California for Indian tribes. The agreements were contingent on a constitutional amendment that would give tribes the right to offer slot machines and a range of house-banked card games. On September 10, 1999, California lawmakers approved the constitutional amendment along with a separate measure ratifying the tribal-state agreements. On March 7, 2000 California voters approved the constitutional amendment.

         Riverboat, dockside or land-based casino gaming is currently legal in 16 states and casino gaming on Native American-owned land is legal in at least 27 states, including California, Washington, and Oregon. In addition, California (from which the Reno market drew approximately 51% of its visitors, and whose residence contributed a significant portion of the Company's revenues, in 1999) allows other non-casino style gaming, including parimutuel wagering, state-sponsored lottery, card clubs, bingo, and off-track betting. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on the Company's operations. Furthermore, while the Company believes that the continued spread of legalized gaming may in the future present the Company with opportunities for expansion (subject to available financing), increased legalized gaming in other states, particularly in areas close to Nevada, such as California, Washington and Oregon, could adversely affect the Company's operations.

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

THE NATIONAL GAMBLING IMPACT STUDY COMMISSION'S RECOMMENDATIONS

         A National Gambling Impact Study Commission (the "Commission") has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the Commission voted to recommend that the expansion of gambling be curtailed. In June 1999, the Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Below are highlights of some of those recommendations:

o    Legal gaming should be restricted to those at least 21 years of age;

o    Betting on college and amateur sports should be banned;

o The introduction of casino-style gambling at parimutuel racing facilities for the primary purpose of saving the parimutuel facility financially should be prohibited;

o    Internet gaming should be banned within the United States;

o The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and

o State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The Commission differentiated casino gaming from stand-alone slot machines (e.g., in convenience stores), Internet gaming and lotteries which the Commission stated do not provide the same economic development.

Any additional regulation of the gaming industry which may result from the Commission's report may have an adverse effect on the gaming industry, including operations at the Eldorado and Silver Legacy.

f

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

         Certain of the Company's properties and former properties, including the Silver Legacy property, had or have varying degrees of petroleum contamination in the soil and/or groundwater. In each instance where such petroleum contamination has been identified, investigation or remediation activities have been undertaken or are ongoing. The possibility exists that additional contamination, as yet unknown, may exist at these or other of the Company's properties. In addition, under the terms of an Environmental Indemnity, dated May 30, 1995 (the "Environmental Indemnity"), the Company has agreed jointly and severally with Mandalay to indemnify, defend and hold harmless the agents and lenders under the Silver Legacy Joint Venture's bank credit facility from and against any and all Environmental Losses (as defined in the Environmental Indemnity) suffered or incurred on the premises of the Silver Legacy or arising through the ownership, use, occupancy or operation thereof. Generally, liability under the Environmental Indemnity covers the period prior to the date the lenders foreclose on and take possession of the real property securing their loans to the Silver Legacy Joint Venture. The agents and lenders are not required to seek payments from the Silver Legacy Joint Venture before pursuing payments from the Company and Mandalay for Environmental Losses. In all cases, the Company believes that the contamination arose from activities of prior owners or occupants, or from offsite sources and not as a result of any actions or operations conducted by the Company.

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

         The Company's properties and former properties also lie within the proposed Central Truckee Meadows Remediation District, encompassing much of the City of Reno, which will address groundwater contaminated with solvents as identified by the Nevada Division of Environmental Protection. The Company does not believe that it has contributed to this solvent contamination. The Company has not been required to conduct any remediation or investigation of this matter nor to contribute toward any costs associated therewith. However, the possibility remains that funding of the investigation or remediation of this regional groundwater issue could result in a special assessment on the Company's properties or former properties among others within the Remediation District. The possibility exists that the entire area of contamination, or a portion thereof, could be listed under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

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

         The Company has expended approximately $736,500 in connection with environmental matters from January 1, 1993 through December 31, 1999, of which approximately $2,500 was expended during 1999.

EMPLOYEES

         As of December 31, 1999, the Company had 2,395 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

         Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

     -    current and future operations; and

     - statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in the Company's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

         Any or all of the forward-looking statements in this report and in any other public statements the Company makes may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as government regulation and the competitive environment, will be important in determining the Company's future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

         The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company's subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company's business includes factors the Company believes could cause its actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

     - As described under "Competition," in this Item 1, the Company and the joint venture in which it participates operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions could negatively affect future operating results.

     - As discussed under "Nevada Regulation and Licensing" in this Item 1, the Eldorado's and the Silver Legacy's gaming operations are highly regulated by governmental authorities in Nevada.

     - Changes in applicable laws or regulations could have a significant effect on the operations of the Company and the joint venture in which it participates. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and has reported its findings and recommendations to Congress. It is possible that this report may result in additional regulation and taxation of the gaming industry.

     - The Company's operations and those of the joint venture in which it participates are affected by changes in general economic and market conditions nationally as well as such conditions in the locations where the Company's and its joint venture's operations are conducted and where their customers live, including California.

     - The highway between Reno and Northern California, where a large number of the Eldorado's and Silver Legacy's customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

     - The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry, including a federal gaming tax.

     - The Company believes that its recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on the Company's operating results and the operating results of the joint venture in which it participates.

     - The interest rate on a significant portion of the Company's debt is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

     - Claims have been brought against the Company in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that the Company's cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. The Company believes that the ultimate disposition of current matters will not have a material impact on its financial condition or results of operations. See the further discussion under "Legal Proceedings" in Item 3 of this Form 10-K.

     - There is intense competition to attract and retain management and key employees in the gaming industry. The Company's business or the business of the joint venture in which it participates could be adversely affected in the event of the inability to recruit or retain key personnel.

ITEM 2.  PROPERTIES.

         The Company's executive offices reside inside the Eldorado, which is located on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 1999 totaled $655,000. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's revolving credit facility (the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $34.4 million on December 31, 1999 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until July 31, 2001, when it terminates and any balance then outstanding becomes due and payable. At December 31, 1999, the indebtedness outstanding under the Credit Facility was $26.0 million. The Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property located across the street from the Eldorado, all related personal property, substantially all other assets of the Company and a pledge of the Company's interest in ELLC. In addition, Capital has guaranteed the Company's obligations under the Credit Facility.

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

         The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 1999, this parcel was subject to an encumbrance securing the repayment of indebtedness of $2,076,000 in addition to the aforementioned second deed of trust securing the Company's interest under the Credit Facility.

         The Company and Mandalay each owns a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy.

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

PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's outstanding membership interests which were owned of record by three entities and two individuals as of December 31, 1999. See Item 12 of this Report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 1999 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions of Resorts to its members aggregated $11.4 million and $29.6 million for 1998 and 1999, respectively, of which approximately $3.9 million in 1998 and $8.2 million in 1999 was for income taxes.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)
                            YEARS ENDED DECEMBER 31,


                                                  1995        1996         1997         1998            1999
                                                  ----        ----         ----         ----            ----
  CONSOLIDATED STATEMENT OF INCOME DATA:
  Operating revenues:
       Casino..............................     $106,737     $104,608       $104,513     $104,441       $112,967
       Food, beverage and entertainment....       33,780       34,483         41,061       44,330         48,125
       Hotel ..............................       17,200       16,784         17,769       18,142         17,824
       Equity in net income (loss) of
        unconsolidated affiliate(1)........       (3,208)       1,758            390        --             2,881
       Other...............................        4,908        7,120          7,093        6,698          6,556
       Less promotional allowances.........      (13,895)     (14,102)       (14,545)     (15,296)       (16,483)
                                               ----------  --------------  ----------  -------------   -------------

               Net revenues................      145,522      150,651        156,281      158,315        171,870

  Operating expenses:
       Casino..............................       42,692       44,557         45,786       47,575         51,153
       Food, beverage and entertainment....       26,363       26,225         30,531       33,017         33,236
       Hotel ..............................        7,536        7,219          7,387        7,611          7,412
       Other...............................        2,043        3,246          3,510        3,881          4,013
       Selling, general and administrative(2)     28,335       29,237         30,566       29,745         31,103
       Depreciation........................        8,166       10,361         12,478       13,718         13,652
       Abandonment loss(3).................        1,862           --             --           --             --
                                               ----------  --------------  ----------  -------------   -------------
               Total Operating expenses....      116,997      120,845        130,258      135,547        140,569
                                               ----------  --------------  ----------  -------------   -------------
  Operating income ........................       28,525       29,806         26,023       22,768         31,301

  Interest expense, net....................       (5,336)     (10,935)       (13,694)     (13,151)       (12,153)
  Other Income.............................           --          --              --          --           1,730
                                               ----------  --------------  ----------  -------------   -------------

  Net income before minority interest......       23,189       18,871         12,329        9,617         20,878
  Minority interest in net (income) loss of
       unconsolidated affiliate(4).........          745         (408)           (91)          --           (110)
                                               ----------  --------------  ----------  -------------   -------------
  Net income(5)............................    $  23,934    $  18,463       $ 12,238     $  9,617      $  20,768
                                               ==========  ==============  ==========  =============   =============
  OTHER DATA:
  EBITDA(6)................................    $  41,761    $  38,409       $ 38,111     $ 36,486      $  42,072
  Net cash provided by (used in):
       Operating activities................       36,345       31,201         22,782       23,122         33,904
       Investing activities................      (62,791)     (22,336)       (15,837)      (5,484)        (7,480)
       Financing activities................       27,208       (9,202)        (6,361)     (15,920)       (25,506)
  Capital expenditures.....................       57,451       24,981         15,957        5,665          7,830

  OPERATING DATA(7):
  Number of hotel rooms(8).................          817          817            815          816            816
  Average hotel occupancy rate.............         93.8%        93.6%          90.1%        92.8%          91.9%
  Casino square footage(8).................       76,500       81,500         81,500       84,000         84,000
  Number of slot machines(8)...............        1,904        1,976          1,858        1,871          1,880
  Number of table games(8).................           84           89             79           79             78


                                                                         AT DECEMBER 31,
                                           -----------------------------------------------------------------------------
                                               1995            1996            1997            1998            1999
                                               ----            ----            ----            ----            ----
 CONSOLIDATED BALANCE SHEET DATA:

  Cash and cash equivalents................$   6,122        $   5,785       $  6,369         $  8,087      $   9,005
  Total assets.............................  215,592          234,293        238,627          231,258        231,778
  Total debt...............................  123,630          128,503        129,404          124,884        128,978
  Other Comprehensive Income(9)............       --               --             --               --          1,123
  Members' equity (10).....................   74,768           84,031         89,269           87,486         79,777


SEE FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA WHICH APPEAR ON THE NEXT PAGE.

                       FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1)Equity in net income (loss) of unconsolidated affiliate represents ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The equity in net income (loss) of unconsolidated affiliate for the year ended December 31, 1995, includes the impact of ELLC's share of the $9.9 million of pre-opening expenses that were incurred by the Silver
        Legacy Joint Venture.

(2)Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $1.8 million, $1.8 million and $1.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts has entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 1997, 1998 and 1999 of $4.3 million, $3.9 million and $4.7 million, respectively.

(3)Abandonment loss equals the net book value of property disposed of as a result of the expansion of the Eldorado and represents the undepreciated value of such property.

(4)Minority interest in net (income) loss of unconsolidated affiliate represented the 23% minority interest partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by Resorts' equityholders. In June 1998, ELLC completed a recapitalization, effective June 30, 1997, decreasing minority interest in net (income) loss of unconsolidated affiliate to approximately 4%.

(5)As a limited liability company, Resorts is not (and its Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such liabilities.

(6)EBITDA is defined as earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 1995, EBITDA was adjusted to exclude ELLC's equity in net income (loss) of its unconsolidated affiliate of ($3.2) million and abandonment loss of $1.9 million. For the year ended December 31, 1999 EBITDA was adjusted to exclude Other Income of $1.7 million from the sale of the Company's one-third interest in Express Vacations LLC. For the years ended December 31, 1996, 1997 and 1999 EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliate of $1.8 million, $0.4 million and $2.9 million, respectively. EBITDA as presented may not be comparable to EBITDA of other entities as other entities may not calculate EBITDA in the same manner. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

(7)Excludes the operating data of the Silver Legacy.

(8)As of the end of each period presented.

(9)Other comprehensive income is the unrealized gain on available for sale securities reported at fair value.

(10)Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

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

         The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income (loss) before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See Note 9 of the Notes to the Consolidated Financial Statements included in this Report.

         The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO
YEAR ENDED DECEMBER 31, 1998

NET REVENUES

         Net revenues increased by approximately $13.6 million, or 8.6%, to $171.9 million for the year ended December 31, 1999 compared to $158.3 million for the year ended December 31, 1998. The increase in net revenues resulted from increases in casino revenues, food, beverage and entertainment revenues. Net revenues for the year ended December 31, 1999 include $2.9 million of income from its unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income (loss) from its unconsolidated affiliate in 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 9 of the Notes to the Consolidated Financial Statements included in this Report.

         Casino revenues increased by 8.2% to $113.0 million for the year ended December 31, 1999, compared to $104.4 million for the year ended December 31, 1998. The increase in casino revenues was primarily due to increased gaming volume from table games and slots and an increase in table games hold percentage as compared to the previous year.

         Food, beverage and entertainment revenues increased by approximately $3.8 million, or 8.6%, to $48.1 million for the year ended December 31, 1999 compared to $44.3 million during the same period in 1998. The increase is primarily a result of selective price increases at the Eldorado's restaurants and an increase in occupancy in the Eldorado Showroom in the 1999 period as compared to the 1998 period.

         Hotel revenues decreased slightly to $17.8 million for the year ended December 31, 1999 from $18.1 million for the year ended December 31, 1998, a decrease of 1.8%. The decrease is primarily a result of a decrease in the Company's hotel occupancy rate and average daily rate ("ADR") for the year ended December 31, 1999 compared to the same period in 1998 to approximately 92% and $58 from approximately 93% and $60, respectively.

         Other revenues decreased slightly to $6.6 million for year ended December 31, 1999 as compared to $6.7 million in 1998. A slight decrease in retail revenue and the Arcade, due to construction during the fourth quarter was partially offset by increased income from the Company's one-third interest in Express Vacations LLC., which was sold in November 1999.

         Promotional allowances expressed as a percentage of casino revenues were 14.6% in 1999 as compared to 14.7% in 1998.


OPERATING EXPENSES

         The Company's operating expenses increased by 3.7% to $140.6 million for the year ended December 31, 1999 from $135.5 million for the year ended December 31, 1998. This increase is mainly attributable to increased casino and selling, general and administrative expenses.

         Casino expenses increased by 7.5% to $51.2 million for the year ended December 31, 1999 from $47.6 million for the year ended December 31, 1998. The increase is attributable to increases in bad debt, slot promotional and marketing expenditures, in addition to increased expenses related to a new poker room which opened in May 1998.

         Food, beverage and entertainment expenses increased slightly by approximately $0.2 million, or 0.7%, to $33.2 million for the year ended December 31, 1999 from $33.0 million for the year ended December 31, 1998. Increases in food and beverage cost of sales and payroll expenses were offset by a decrease in entertainment's professional expenditures.

         Hotel expenses decreased slightly by 2.6% or $0.2 million to $7.4 million for the year ended December 31, 1999 from $7.6 million for the year ended December 31, 1998 due to an overall decrease in hotel operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 4.6% to $31.1 million for the year ended December 31, 1999 from $29.7 million during the same period in 1998. The increase was primarily due to an increase in the employee bonuses for the year ended December 31, 1999 as compared to the 1998 period.

DEPRECIATION

         Depreciation was comparable at $13.7 million for the years ended December 31, 1999 and 1998, due to some assets becoming fully depreciated.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, decreased 7.6% or $1.0 million to $12.2 million for the year ended December 31, 1999 compared to $13.2 million for the year ended December 31, 1998. Interest expense decreased as a result of a decrease in the average outstanding borrowings during 1999 as compared to 1998. The Company capitalized interest of approximately $36,000 for the year ended December 31, 1999 compared to $72,000 during 1998.

OTHER INCOME

         In November 1999, Travelbyus.com purchased for approximately $330,000 in cash and approximately $330,000 receivable, paid prior to December 31, 1999 and approximately $1.1 million of its stock, the Company's one-third interest in Express Vacations LLC d.b.a. QQuick Escapes. The Company recognized an approximate $1.7 million gain on the transaction.

NET INCOME

         As a result of the factors described above, net income for the year ended December 31, 1999 increased by 116.0% to $20.8 million compared to a net income of $9.6 million in 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO
YEAR ENDED DECEMBER 31, 1997

NET REVENUES

         Net revenues increased by approximately $2.0 million to $158.3 million for the year ended December 31, 1998 compared to $156.3 million for the year ended December 31, 1997. The increase in net revenues resulted from increases in hotel revenues, food, beverage and entertainment revenues. Net revenues increased notwithstanding the fact that the Company did not recognize income from its unconsolidated affiliate, the Silver Legacy Joint Venture, as compared to recognition of $0.4 million of income from the Silver Legacy Joint Venture for the year ended December 31, 1997, as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 9 of the Notes to the Consolidated Financial Statements included in this Report.

         Casino revenues remained essentially unchanged at $104.4 million for the year ended December 31, 1998 compared to $104.5 million in 1997.

         Food, beverage and entertainment revenues were $44.3 million for the year ended December 31, 1998 compared to $41.1 million in 1997, an increase of 8.0%. The increase was primarily due to the Eldorado's Showroom which had a full year of operations in 1998 as compared to eight months in 1997, along with a slight increase in restaurant customer counts and an increase in the average check.

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

         Promotional allowances expressed as a percentage of casino revenues increased to 14.7% in 1998 as compared to 13.9% in 1997. The increase is due to increased use of complimentaries to all levels of casino patrons and an increase in promotions related to the Eldorado Showroom.

OPERATING EXPENSES

         The Company's operating expenses increased by 4.1% to $135.5 million for the year ended December 31, 1998 from $130.3 million for the year ended December 31, 1997. This increase is mainly attributable to increased casino, food, beverage and entertainment and depreciation expenses.

         Casino expenses increased by 3.9% to $47.6 million for the year ended December 31, 1998 from $45.8 million for the year ended December 31, 1997. The increase is attributable to increased slot, entertainment and bus program promotional expenses, in addition to increased expenses related to a new poker room which opened in May 1998.

         Food, beverage and entertainment expenses increased by approximately $2.5 million, or 8.1% to $33.0 million for the year ended December 31, 1998 from $30.5 million for the year ended December 31, 1997 primarily due to additional months of operation of Eldorado's Showroom in 1998 as compared to 1997.

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


CORPORATE EXPENSES/MANAGEMENT FEES

         The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $1.8 million, $1.8 million and $1.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended December 31, 1997, 1998 and 1999 of $4.3 million, $3.9 million and $4.7 million, respectively.

SEASONALITY

         Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 1997, 1998 and 1999. The fourth quarter of 1999 reflects the November 1999 sale of the Company's one-third interest in Express Vacations LLC.

                                   1997      1998      1999
                                   ----      ----      ----
  First quarter.................   21.8%     21.3%     21.4%
  Second quarter................   26.3%     26.0%     25.0%
  Third quarter.................   28.3%     27.7%     27.4%
  Fourth quarter................   23.6%     25.0%     26.2%
                                 --------  --------  --------
                                 --------  --------  --------
               Total............  100.0%    100.0%    100.0%


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $42.1 million for the year ended December 31, 1999, as compared to $36.5 million during the same period in 1998. Net cash provided by operating activities was $33.9 million for the year ended December 31, 1999 compared to $23.1 million for the prior year.

        At December 31, 1999, the Company had $9.0 million of cash and cash equivalents and $7.4 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes (the "Offering") were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $34.4 million on December 31, 1999 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

         As of December 31, 1999, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes, (ii) $26 million of borrowings and an additional $1.0 million of letters of credit under the Credit Facility and (iii) $1.9 million of other long term debt (net of current portion).

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the year ended December 1999, Resorts made distributions of $29.6 million to its members as compared with distributions of $11.4 million during the same period in 1998 of which approximately $3.9 million in 1998 and $8.2 million in 1999 was for income taxes.

        During the year ended December 31, 1999, the Company's principal uses of funds, net of distributions, were capital expenditures related to the BUBINGA LOUNGE ($3.7 million), recurring capital expenditures and debt service. Total capital expenditures for the year ended December 31, 1999 were $7.8 million.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for hotel ($2.7 million) and restaurant ($3.0 million) remodeling, recurring capital expenditures and debt service.

YEAR 2000 DISCLOSURE


         In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, information technology such as date-sensitive computer software ("IT") as well as non-IT systems such as equipment containing microcontrollers or other embedded technology might recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000"). The inability of date-sensitive IT and non-IT systems and equipment using two digits rather than four to differentiate between the years 1900 and 2000 might cause such systems and equipment to fail or create erroneous results at January 1, 2000 (a "Year 2000 Disruption").


         The Company and Silver Legacy implemented comprehensive programs to avoid a Year 2000 Disruption. These programs were discussed in the Company's periodic reports beginning with its report on Form 10-K for the year ended December 1998.

         The cost to the Company of making its systems at the Eldorado compliant totaled approximately $532,000. The cost to the Silver Legacy for updating its systems for Year 2000 compliance totaled approximately $351,000.

         As of the date of this report, neither the Company or Silver Legacy has incurred any material Year 2000 Disruption.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Report of Independent Public Accountants and the consolidated financial statements of Eldorado Resorts LLC appearing on pages 37 through 52 of this Report, which are incorporated in this Item 8 by such reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

         Resorts is managed by its Board of Managers, which currently consists of four Board Members. The initial Board Members designated in the Operating Agreement are Donald Carano, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. In September 1996, the Members elected Leslie Stone Heisz as an additional Board Member. Each corporation that serves as a Board Member must select a corporate officer as its representative. Recreational Enterprises, Inc. has selected Gary Carano as its representative and Hotel Casino Management, Inc. has selected Raymond Poncia as its representative. A corporation which is a Board Member may change its representative at any time by providing notice to Resorts. The Operating Agreement provides that the Board of Managers will consist of at least three, but not more than seven, Board Members, as determined by a majority of the Board of Managers.

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

         The following tables set forth certain information with respect to the individuals who are members of the Board of Managers (each a "Board Member"), executive officers of Resorts or the Eldorado and other significant employees. Also set forth are the respective positions with Capital held by each individual who is a director or officer of Capital.

                              BOARD MEMBERS AND EXECUTIVE OFFICERS
-------------------------------------------------------------------------------------------------------------
         NAME                  AGE                                  POSITION(S)
------------------------    ----------   --------------------------------------------------------------------
Donald L. Carano               68        Presiding Board Member, Chief Executive Officer and President of
                                         Resorts; President and Director of Capital

Robert M. Jones                57        Chief Financial Officer of Resorts

Gene R. Carano                 44        Vice President and Secretary of Resorts and General Manager of the
                                         Eldorado; Treasurer of Capital

Gregg R. Carano                40        Vice President of Resorts and Director of Customer Development of
                                         the Eldorado; Director of Capital

Gary L. Carano                 47        Board Member--Appointed by Recreational Enterprises, Inc. as its
                                         corporate representative

Raymond J. Poncia, Jr.         66        Board Member--Appointed by Hotel Casino Management, Inc. as its
                                         corporate  representative; Director of Capital

Leslie Stone Heisz             39        Board Member


                                                                SIGNIFICANT EMPLOYEES
         NAME                  AGE                                  POSITION(S)
------------------------    ----------   --------------------------------------------------------------------
Robert B. MacKay               52        Director of Administration of the Eldorado

Robert B. Mouchou              44        Vice President of Operations of the Eldorado

Rick W. Murdock                44        Vice President of Sales and Casino Marketing of the Eldorado

Rhonda B. Carano               46        Vice President of Advertising and Public Relations of the Eldorado


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

GENE R. CARANO. Mr. Carano has served as General Manager of the Eldorado since July 1998 and serviced as Vice President of Resorts or its predecessor since 1993 and has been Secretary of Resorts since June 1996. From 1993 until 1998 he served as a Co-General Manager of the Eldorado. From 1986 to 1993, Mr. Carano served as the Eldorado's Director of Gaming. Prior to joining the Eldorado, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss. Mr. Carano studied business management and hotel administration at Utah State University and the University of Nevada, Las Vegas.

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

LESLIE STONE HEISZ. Ms. Heisz has been a Board Member since 1996. Since December 1996, she has been a Managing Director of Wasserstein Perella & Co. Inc., where she has been a director since 1995. Prior thereto, Ms. Heisz was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Heisz received an M.B.A. and a B.S. from U.C.L.A.

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

RICK W. MURDOCK. Mr. Murdock has been Vice President of Sales and Casino Marketing of the Eldorado since 1999, previously serving as Director of Casino Marketing of the Eldorado since 1995. He began his career at the Eldorado in 1981 and has since held various positions, including Director of Sales, National Sales Manager and Assistant Hotel Manager.

RHONDA B. CARANO. Mrs. Carano has been the Vice President of Advertising and Public Relations of the Eldorado since 1999, previously serving as Director of Advertising and Public Relations of the Eldorado since 1978. Mrs. Carano is the Vice President of the Ferrari Carano Winery. She received a Bachelor of Science degree from the University of Nevada, Reno.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLES

The following table sets forth all compensation paid by Resorts from January 1, 1997 through December 31, 1999, to the Resort's officers named below (the "Named Officers").

                                                                     ANNUAL               LONG-TERM
                                                                COMPENSATION(1)          COMPENSATION
                                                                ---------------          ------------
                                                                                          NUMBER OF
                                                                                         APPRECIATION
                                                                                            RIGHTS            ALL OTHER
           NAME AND PRINCIPAL POSITION                       SALARY         BONUS          GRANTED          COMPENSATION
                                                             ------         -----          -------          ------------
Donald Carano.....................................  1999     $550,000              0             0               $2,743(2)
  Board Member and Chief Executive                  1998      550,000              0             0                2,851
  Officer of Resorts                                1997      561,000              0             0                2,693

Robert Jones....................................... 1999     $320,000        $55,000             0               $3,523(3)
  Chief Financial Officer of Resorts                1998      320,000              0             0                3,642
                                                    1997      303,000         24,000             0                3,488

Gene Carano.......................................  1999     $300,000        $55,000             0               $3,523(4)
  Vice President of Resorts and General             1998      300,000              0             0                2,632
  Manager of the Eldorado                           1997      306,000         71,500             0                3,000

Gregg Carano......................................  1999     $300,000        $55,000             0               $3,523(5)
  Vice  President  of  Resorts  and  Director  of   1998      300,000              0             0                3,632
  Customer Development of the Eldorado              1997      306,000         72,000             0                3,488

Rob Mouchou.......................................  1999     $300,000        $55,000             0               $2,535(6)
  Vice President of Operations of the Eldorado      1998      300,000              0             0                2,650
                                                    1997      263,000         20,000             0                2,507

(1) Salary includes for each Named Officer any amount he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan.

(2) Includes contributions to the Company's 401(k) Plan (as defined herein) of $2,400, payment of term life insurance premiums of $135 and payment of health insurance premiums of $208.

(3) Includes contributions to the Company's 401(k) Plan of $2,400, payment of term life insurance premiums of $135 and payment of health insurance premiums of $988.

(4) Includes contributions to the Company's 401(k) Plan of $2,400, payment of term life insurance premiums of $135 and payment of health insurance premiums of $988.

(5) Includes contributions to the Company's 401(k) Plan of $2,400, payment of term life insurance premiums of $135 and payment of health insurance premiums of $988.

(6) Includes contributions to the Company's 401(k) Plan of $2,400, payment of term life insurance premiums of $135.

1995 PERFORMANCE AND APPRECIATION RIGHTS PLAN

         The Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan (the "Rights Plan"), which was adopted effective January 1, 1995, provides certain executives and other key employees of the Company who have substantial responsibility for its management and growth with incentives and rewards. The Rights Plan is administered by a Committee comprised of Donald Carano and two other individuals selected by the members of the Company (the "Rights Committee"). The Rights Committee has sole and complete authority to select eligible employees, to grant performance and appreciation rights up to a maximum of 1,000,000 each in the aggregate, to determine the date on which each performance right or appreciation right will vest and to impose restrictions and conditions on performance and appreciation rights. An employee is eligible to be granted performance and appreciation rights if, on the proposed grant date, such employee is an executive or other key employee of the Company or an affiliate of the Company, as determined by the Rights Committee. An employee's performance rights terminate upon such employee's exercise of any appreciation rights or the termination of such employee's employment with the Company. Upon the termination of an employee's employment with the Company, the employee will be entitled to exercise appreciation rights only to the extent that such rights have vested to such date. No performance or appreciation rights may be granted pursuant to the Rights Plan, after June 1, 2000.

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

         The Company did not grant any appreciation rights to the Named Officers in 1999. Nor did any of the Named Officers exercise any appreciation rights during 1999. No performance rights had been granted under the Rights Plan as of December 31, 1999. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 1999.

                        NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                      APPRECIATION RIGHTS AS OF    APPRECIATION RIGHTS AS OF
                          DECEMBER 31, 1999             DECEMBER 31, 1999
                     ---------------------------    ---------------------------
NAME                 EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                 -----------   -------------    -----------   -------------
Donald Carano.......     --             --               --             --
Robert Jones........    50,000         25,000            $0             $0
Gene Carano.........    62,500         37,500             0              0
Gregg Carano........    62,500         37,500             0              0
Rob Mouchou.........    37,500         12,500             0              0

DEFERRED COMPENSATION PLAN.

         Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 1999, four employees of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in prior years which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age
60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. Amounts the Company is obligated to distribute to participants, including the Named Officers, pursuant to the Deferred

Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 1999, totaled $1,481,000.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company will pay to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. The current term of the Management Agreement continues in effect until July 1, 2002 and will be automatically renewed for additional three-year terms until terminated by one of the parties. In 1999, the management fees paid by the Company to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. pursuant to the Management Agreement aggregated $1,505,000 and $360,000, respectively. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

         The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 1999, the rent paid pursuant to the C, S and Y Lease, totaled $655,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

         The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 1999, lease payments for the aircraft totaled $333,000. In the opinion of the Company's management the lease payments are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

         The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 1999 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

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


                                  [CHART]


DESCRIPTION OF THE CHART:  The chart illustrates the following relationships:
(i) the ownership of Resorts by Recreational Enterprises, Inc. (55%), Hotel Casino Realty Investments, Inc. (6%), Hotel Casino Management, Inc. (29%), Donald L. Carano (3%), Ludwig J. Corrao (5%), Gary Carano S Corp Trust (.40%), Glenn Carano S Corp Trust (.40%), Gene Carano S Corp Trust (.40%), Gregg Carano S Corp Trust (.40%) and Cindy Carano S Corp Trust (.40%) (ii) the ownership of Hotel Casino Realty Investments, Inc. by Gary Carano S Corp Trust (10%), Glenn Carano S Corp Trust (10%), Gene Carano S Corp Trust (10%), Gregg Carano S Corp Trust (10%), Cindy Carano S Corp Trust (10%), Tammy Poncia S Corp Trust (12.5%), Michelle Poncia Staunton S Corp Trust (12.5%), Linda Poncia Ybarra S Corp Trust (12.5%) and Cathy Poncia Vigen S Corp Trust (12.5); (iii) the ownership of Capital by Resorts (100%); (iv) the ownership of ELLC by Recreational Enterprises, Inc. (2.5428%), Hotel Casino Management, Inc. (1.2714%) and Resorts (96.1858%); (v) the ownership of Silver Legacy Joint Venture by ELLC (50%) and Mandalay Sub (50%); and (vi) the ownership of Mandalay Sub by Mandalay Resort Group (100%).

             The following table sets forth certain information regarding the beneficial ownership of the Resorts' outstanding membership interests by (i) each person known by Resorts to be a beneficial owner of 5% or more of the outstanding membership interests, (ii) each Board Member, (iii) each of the Named Officers and (iv) all Board Members and executive officers of Resorts as a group.

                                                                       MEMBERSHIP
                 NAME AND ADDRESS OF BENEFICIAL OWNER                   INTEREST %
                                                                      --------------
            Donald L. Carano(1)(2)....................................       58.0%
            Recreational Enterprises, Inc.(3).........................       55.0%
            Raymond J. Poncia, Jr.(4)(5)..............................       29.0%
            Hotel Casino Management, Inc.(5)(6).......................       29.0%
            Hotel Casino Realty Investments, Inc.(7)..................        6.0%
            Gene R. Carano(2)(7)(8)...................................        6.6%
            Gregg R. Carano(2)(7)(8)..................................        6.6%
            Gary L. Carano(2)(7)(8)...................................        6.6%
            Cindy L. Carano(2)(7)(8)..................................        6.6%
            Glenn T. Carano(2)(7)(8) .................................        6.6%
            Ludwig J. Corrao(9) ......................................        5.0%
            Robert M. Jones ..........................................         --
            Rob B. Mouchou............................................         --
            Leslie Stone Heisz........................................         --
            All Board Members and executive officers as a group ......       95.0%

----------------
(1)Includes 3.0% owned by Mr. Carano individually, 55.0% owned by Recreational Enterprises, Inc., which is owned by members of the Carano family.

(2)The address of Donald L. Carano, Gene R. Carano, Gregg R. Carano and Cindy L. Carano is c/o Eldorado Resorts LLC, P.O. Box 3399, Reno, Nevada 89505. The address of Gary L. Carano and Glenn T. Carano is c/o Silver Legacy Resort Casino, 407 N. Virginia Street, Reno, Nevada 89501.

(3)Recreational Enterprises, Inc. is beneficially owned by the following members of the Carano family in the following percentages: Donald L. Carano-49.5%; Gene R. Carano-10.1%; Gregg R. Carano-10.1%; Gary L. Carano-10.1%; Cindy L. Carano-10.1% and Glenn T. Carano-10.1%. Gary holds 7.185% of his interest in Recreational Enterprises, Inc. through various trusts. Gene, Gregg, Cindy and Glenn each hold all of their respective interests in Recreational Enterprises, Inc. through various trusts. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.

(4)Includes 29.0% owned by Hotel Casino Management, Inc., which is owned by members of the Poncia family.

(5)The address of Raymond J. Poncia, Jr. and Hotel Casino Management, Inc. is P.O. Box 429, Verdi, Nevada 89439.

(6)Hotel Casino Management, Inc. is beneficially owned by the following members of the Poncia family in the following percentages: Raymond J. Poncia, Jr.-49.712%; Cathy L. Poncia-Vigen-12.572%; Linda R. Poncia Ybarra-12.572%; Michelle L. Poncia Staunton-12.572% and Tammy R. Poncia-12.572%. Cathy, Linda, Michelle and Tammy each hold all of their respective interests in Hotel Casino Management, Inc. through various trusts.

(7)Hotel Casino Realty Investments, Inc. is beneficially owned by the following members of the Carano and Poncia family in the following percentages: Gary Carano-10%; Glenn Carano-10%; Gene Carano-10%; Gregg Carano-10%; Cindy Carano-10%; Cathy Poncia Vigen-12.5%; Linda Poncia Ybarra-12.5%; Michelle Poncia Staunton-12.5% and Tammy Poncia-12.5%. All family members hold all of their respective interests in Hotel Casino Realty Investments, Inc. through various trusts. The address of Hotel Casino Realty Investments, Inc. is P.O. Box 429, Verdi, Nevada 89439.

(8)Membership interest is beneficially owned through such individual's 10.1% ownership of Recreational Enterprises, Inc., 10% ownership of Hotel Casino Realty Investments, Inc. and 0.4% ownership of Resorts held in trust.

(9)The address of Ludwig J. Corrao is P.O. Box 12907, Reno, Nevada 89510.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A reference is made to the information which appears under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report, which information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)(1)    Financial Statements

                    Incorporated by reference in Item 8 of this Report and included on pages 37 through 52 hereof are the following consolidated financial statements of Eldorado Resorts LLC:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets at December 31, 1999 and December 31, 1998

                    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Members' Equity for the Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                    Notes to Consolidated Financial Statements

          (a)(2)    Financial Statement Schedules

                    Included on pages 53 through 65 of this report are the following financial statements of Circus and Eldorado Joint Venture:

                    Report of Independent Public Accountants

                    Balance Sheets at December 31, 1999 and December 31, 1998

                    Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

                    Statements of Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997

                    Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                    Notes to Financial Statements

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

4.1 Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.2 Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.3 Amended and Restated Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC and Bank of America National Trust and Savings Association, as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.4 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

4.4 Amendment No.1 dated as of November 21, 1996, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC, the banks named therein and Bank of America National Trust and Savings Association, as Administrative Agent.

4.5 Amendment No. 2, dated as of July 23, 1997, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC, the banks named therein and Bank of America National Trust and Savings Association, as Administrative Agent.

4.6 Amendment No. 3, dated as of December 31, 1999, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC, the banks named therein and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as Administrative Agent.

10.1 Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement Securities and Exchange Commission File No. 333-11811)

10.2 Environmental Indemnity entered into as of May 30, 1995 by Circus Circus Enterprises, Inc. (Mandalay Resort Group) and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit
          10.2 to the Registrants' Form S-4 Registration Statement - Securities and Exchange Commission File No. 333-11811)

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

10.10 Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4 (h) to the Quarterly Report for the quarterly period ended October 31, 1997 of Circus Circus Enterprises, Inc. (Mandalay Resort Group) (Commission File No. 1-8570.)

21        List of Subsidiaries.

27        Financial Data Schedule

          Significant Subsidiary Financial Statements.

          -----------------------

          * Constitutes a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               During the fourth quarter of 1999, the Registrants filed no Current Report on Form 8-K.

          (c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in
               Item 14 (a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this Report.

          (d)  See Item 14 (a)(2) of this Report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Report of Independent Public Accountants ...............................  37


Consolidated Balance Sheets ............................................  38


Consolidated Statements of Income ......................................  39


Consolidated Statements of Members' Equity .............................  40


Consolidated Statements of Cash Flows...................................  41


Notes to Consolidated Financial Statements .............................  43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Eldorado Resorts LLC:

         We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS LLC, a Nevada limited liability company (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of income, members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Resorts LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

                                                           ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 7, 2000

                               ELDORADO RESORTS LLC

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                                  -----------------------------
                                                                                      1998            1999
                                                                                  -------------   -------------
                                   A S S E T S
CURRENT ASSETS:

     Cash and cash equivalents................................................... $   8,087       $   9,005
     Marketable securities.......................................................        --           2,239
     Accounts receivable, net....................................................     3,261           4,573
     Due from members and affiliates.............................................       154              92
     Inventories.................................................................     2,904           3,361
     Prepaid expenses............................................................     1,857           1,760
     Note Receivable.............................................................       377             --
                                                                                  -------------   -------------
          Total current assets...................................................    16,640          21,030


INVESTMENT IN JOINT VENTURE......................................................    46,792          49,673

PROPERTY AND EQUIPMENT, net......................................................   160,058         153,939

OTHER ASSETS, net................................................................     7,768           7,136
                                                                                  -------------   -------------
           Total assets ......................................................... $ 231,258       $ 231,778
                                                                                  =============   =============

            L I A B I L I T I E S  A N D  M E M B E R S'  E Q U I T Y

CURRENT LIABILITIES:
     Current portion of long-term debt .......................................... $   1,136       $     262
     Current portion of capital lease obligations ...............................       749             686
     Accounts payable............................................................     2,737           3,703
     Construction and retention payables.........................................        15           1,588
     Interest payable ...........................................................     3,991           3,961
     Accrued and other liabilities...............................................     5,831           6,772
     Due to members and affiliates...............................................       113             254
                                                                                  -------------   -------------
          Total current liabilities..............................................    14,572          17,226

LONG-TERM DEBT, less current portion.............................................   122,226         127,942

CAPITAL LEASE OBLIGATIONS, less current portion..................................       773              88

OTHER LIABILITIES................................................................     1,047           1,481
                                                                                  -------------   -------------
          Total liabilities......................................................   138,618         146,737
                                                                                  -------------   -------------

MINORITY INTEREST ...............................................................     5,154           5,264

 COMMITMENTS AND CONTINGENCIES (Note 14)

MEMBERS' EQUITY..................................................................    87,486          78,654
OTHER COMPREHENSIVE INCOME (Note 15).............................................       --            1,123
                                                                                  -------------   -------------
          Total Equity...........................................................    87,486          79,777
          Total liabilities and members' equity.................................. $ 231,258       $ 231,778
                                                                                  =============   =============


The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                        1997              1998            1999
                                                                   ----------------   -------------   --------------
OPERATING REVENUES:

     Casino......................................................     $104,513           $104,441        $112,967
     Food, beverage and entertainment............................       41,061             44,330          48,125
     Hotel.......................................................       17,769             18,142          17,824
     Equity in net income of unconsolidated affiliate............          390                --            2,881
     Other.......................................................        7,093              6,698           6,556
                                                                   ----------------   -------------   --------------
                                                                       170,826            173,611         188,353
     Less--promotional allowances................................       14,545             15,296          16,483
                                                                   ----------------   -------------    -------------
     Net revenues................................................      156,281            158,315         171,870
                                                                   ----------------   -------------   --------------

OPERATING EXPENSES:

     Casino......................................................       45,786             47,575          51,153
     Food, beverage and entertainment............................       30,531             33,017          33,236
     Hotel.......................................................        7,387              7,611           7,412
     Other.......................................................        3,510              3,881           4,013
     Selling, general and administrative.........................       28,723             27,966          29,238
     Management fees.............................................        1,843              1,779           1,865
     Depreciation................................................       12,478             13,718          13,652
                                                                   ----------------   -------------   --------------
     Total operating expenses....................................      130,258            135,547         140,569
                                                                   ----------------   -------------   --------------

OPERATING INCOME.................................................       26,023             22,768          31,301

INTEREST EXPENSE, net............................................      (13,694)           (13,151)        (12,153)
OTHER INCOME.....................................................           --                 --           1,730
                                                                   ----------------   -------------   --------------


NET INCOME BEFORE MINORITY INTEREST..............................       12,329              9,617          20,878


MINORITY INTEREST IN NET (INCOME)
   OF  UNCONSOLIDATED AFFILIATE .................................          (91)               --             (110)
                                                                   ----------------   -------------    -------------

NET INCOME                                                           $  12,238            $ 9,617        $ 20,768
                                                                   ================   =============   ==============

The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                             (DOLLARS IN THOUSANDS)

BALANCE, December 31, 1996 .........................................................................   $  84,031
                                                                                                     ---------------
     Distributions .................................................................................      (7,000)
     Net Income ....................................................................................      12,238
                                                                                                     ---------------

BALANCE, December 31, 1997..........................................................................      89,269
                                                                                                     ---------------
     Distributions..................................................................................     (11,400)
     Net Income.....................................................................................       9,617
                                                                                                     ---------------

BALANCE, December 31, 1998..........................................................................      87,486
                                                                                                     ---------------
     Distributions..................................................................................     (29,600)
     Net Income.....................................................................................      20,768
     Other Comprehensive Income.....................................................................       1,123
                                                                                                     ---------------

BALANCE, December 31, 1999..........................................................................   $  79,777
                                                                                                     ===============


The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                           ------------------------------------
                                                                                           1997            1998            1999
                                                                                           ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income.......................................................................  $  12,238      $    9,617        $  20,768

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation..................................................................     12,478          13,718           13,652
        Equity in net (income) of unconsolidated affiliate in excess of distributions.       (390)            --            (2,881)
        Minority interest in net income of
          unconsolidated affiliate....................................................         91             --               110
        (Gain)loss on sale of property and equipment..................................       (103)            204              (53)
        (Increase) Decrease in--
        Accounts receivable, net and due from members and affiliates.................         336             235           (1,250)
        Note receivable...............................................................        135             180              377
        Inventories...................................................................       (411)            (22)            (457)
        Prepaid expenses..............................................................       (444)           (154)              97
        Other assets, net ............................................................        748             410              632
        Marketable securities.........................................................        --              --            (1,116)
        (Decrease) Increase in--
          Notes payable short-term ...................................................        224            (224)            --
        Accounts payable, construction and retention payables, interest payable,accrued
          and other liabilities, due to members and affiliates and other liabilities..     (2,120)           (842)           4,025
                                                                                       -------------   -------------   -------------
     Net cash provided by operating activities........................................     22,782          23,122           33,904
                                                                                       -------------   -------------   -------------




CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment..............................................    (15,957)         (5,665)          (7,830)
     Proceeds from sale of property and equipment.....................................        120             181              350
                                                                                       -------------   -------------   -------------
     Net cash (used in) investing activities..........................................    (15,837)         (5,484)          (7,480)
                                                                                       -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from long-term and other debt...........................................     28,500          21,250           38,000
     Principal payments on long-term and other
        debt .........................................................................    (27,599)        (25,770)         (33,906)
     Bond offering costs .............................................................       (262)            --              --
     Distributions....................................................................     (7,000)        (11,400)         (29,600)
                                                                                       -------------   -------------   -------------

     Net cash (used in) financing activities.......................................... $   (6,361)      $ (15,920)       $ (25,506)
                                                                                       -------------   -------------   -------------




The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                             (DOLLARS IN THOUSANDS)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                               1997           1998            1999
                                                               ----           ----            ----
INCREASE IN CASH AND CASH
   EQUIVALENTS .........................................   $     584       $  1,718        $    918

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR ...................................       5,785          6,369           8,087
                                                           -------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR ................................................    $  6,369       $  8,087         $ 9,005
                                                           =============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

      Cash paid during year for interest, net of amounts
      capitalized ......................................     $13,668        $12,548         $11,762
                                                           =============  ==============  ==============


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

         The Company owns and operates the Eldorado Hotel & Casino, an 816-room hotel casino in downtown Reno, Nevada. ELLC owns a 50% interest in the Mandalay Resort Group and Eldorado Joint Venture that owns the Silver Legacy Resort Casino, a 1,712 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

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

     CAPITALIZATION OF INTEREST

         The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. This includes interest capitalized on the Company's investment in the Silver

Legacy Resort Casino. Interest capitalized during the fiscal years ended December 31, 1997, 1998 and 1999 was approximately $256,000, $72,000 and
$36,000, respectively.

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

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                               1997            1998              1999
                                           -------------   --------------    -------------
 Food, beverage and entertainment ........  $  7,970        $  8,779          $  9,325
 Hotel ...................................     1,521           1,617             1,788
 Other ...................................     1,162           1,030             1,010
                                           -------------   --------------    -------------
                                            $ 10,653        $ 11,426          $ 12,123
                                           =============   ==============    =============

     ADVERTISING

         Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $3,890,000, $4,383,000 and $3,918,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's 10 1/2% Senior Subordinated Notes ("Note") approximates their recorded value at December 31, 1998 and 1999. The fair value of the Company's financial instruments approximates their recorded value at December 31, 1998 and 1999, the approximate fair market value of which, based on quoted market prices, were approximately $110.5 million and $102.0 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

MARKETABLE SECURITIES

         The Company accounts for its Marketable Securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. This standard also requires marketable securities to be classified into one of three categories: (1) trading (2) available-for-sale, (3) held-to-maturity.

         Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999, 1998 and 1997, all marketable securities were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses included in the Consolidated Statements of Members Equity.

RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' consolidated financial statements, which have no effect on net income, to conform to current year presentation.

2. CERTAIN RISK AND UNCERTAINTIES

         A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000 California voters approved the constitutional amendment.

3. OPERATING AGREEMENT OF RESORTS

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

4. MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities:

                                                                  DECEMBER 31,
                                       --------------------------------------------------------------------
                                                1998                                   1999
                                       ----------------------------           -----------------------------
                                       COST            MARKET           COST             MARKET
                                       ----            ------           ----             ------
Common Stock......................        -                 -           1,116            2,239

5. ACCOUNTS RECEIVABLE

Components of accounts receivable, net are as follows (in thousands):

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                          1998             1999
                                                      -------------    -------------
   Accounts receivable .........................       $  4,880        $   6,548
   Allowance for doubtful accounts..............         (1,619)          (1,975)
                                                      -------------   --------------
                Total ..........................       $  3,261        $   4,573
                                                      =============    =============

         The provision for bad debt expense is $1,088,000, $864,000 and $1,203,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

6. NOTE RECEIVABLE

         Note receivable consists of a partial payment for the sale of land to Galleon, Inc., a 50% interest holder in the Silver Legacy Joint Venture.

7. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                               ESTIMATED
                                                                             SERVICE LIFE
                                                                                                      DECEMBER 31,
                                                                                (years)          1998             1999
                                                                                             -------------    --------------
Land and improvements.........................................................    --          $  20,692        $  20,644
Buildings and other leasehold improvements....................................   10-33          157,017          159,576
Furniture, fixtures and equipment.............................................    5-15           57,938           60,005
Property held under capital lease (Note 14)...................................    3-15            6,765            6,521
Construction in progress......................................................                      119              432
                                                                                             -------------    --------------
                                                                                                242,531          247,178
Less--Accumulated depreciation................................................                  (82,473)         (93,239)
                                                                                             =============    ==============
     Property and equipment, net..............................................                $ 160,058        $ 153,939
                                                                                             =============    ==============

          Substantially all property and equipment are pledged as collateral for long-term debt (see Note 11).

8. OTHER ASSETS

          Other assets include the following amounts (in thousands):

                                                                                                     DECEMBER 31,
                                                                                             -------------------------------
                                                                                                 1998             1999
                                                                                             -------------    --------------
Land held for development...................................................................   $  3,104         $  3,104
Loan acquisition costs......................................................................      1,876            1,876
Bond offering costs.........................................................................      4,238            4,238
Other ......................................................................................        803              840
                                                                                             -------------    --------------
                                                                                                 10,021           10,058
Accumulated amortization loan  costs........................................................     (1,250)          (1,492)
Accumulated amortization bond costs.........................................................     (1,003)          (1,430)
                                                                                             -------------    --------------
          Total.............................................................................   $  7,768         $  7,136
                                                                                             =============    ==============


9. INVESTMENT IN THE SILVER LEGACY RESORT CASINO

         Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000), and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

Mandalay Sub is entitled to a priority allocation ("Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the Priority Allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy. Mandalay Sub is entitled to such Priority Allocation, which began May 1, 1997, for so long as ELLC selects the General Manager (as defined in the Joint Venture Agreement) of the Silver Legacy (as provided for in the Joint Venture Agreement).

         During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; during 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. Effective June 30, 1997, ELLC completed a recapitalization, converting the loan and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%. For the years ended December 31,1997 and 1999, ELLC's 50% share of the Silver Legacy Joint Venture's net income was $390,000 and $2,881,000 respectively. The Company did not recognize income in 1998 as a result of the priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. The minority interest members' investment in ELLC was therefore adjusted by $91,000 and $110,000, its respective share of the income for the years ended 1997 and 1999.

Summarized information for the Company's equity in the Silver Legacy Joint Venture is as follows (in thousands):

                                                                       DECEMBER 31,        DECEMBER 31,
                                                                           1998                1999
                                                                     --------------------------------------
                                                                       (in thousands)       (in thousands)
            Beginning balance........................................    $  46,792          $  46,792
            Equity in net income of unconsolidated affiliate.........         --                2,881
                                                                       --------------     ---------------
            Ending balance...........................................    $  46,792          $  49,673
                                                                       ==============     ===============

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):


                                                                                 DECEMBER 31,
                                                                           1998                1999
                                                                       --------------     ---------------
            Current assets ..........................................  $     18,272       $     22,638
            Property and equipment...................................       313,181            300,258
            Other assets.............................................         1,772              1,315
                                                                       --------------     ---------------
                 Total assets .......................................  $    333,225       $    324,211
                                                                       ==============     ===============

            Current liabilities......................................  $     16,661       $     13,564
            Long-term liabilities....................................       196,000            174,000
            Partners' equity.........................................       120,564            136,647
                                                                       --------------     ---------------
                 Total liabilities and partners' equity..............  $    333,225       $    324,211
                                                                       ==============     ===============


Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                            1997               1998             1999
                                                                            ----               ----             ----

             Net Revenues............................................  $   159,810        $   160,318        $  170,348
             Operating Expenses .....................................     (129,054)          (131,732)         (138,092)
                                                                       --------------     ---------------   --------------
             Operating Income .......................................       30,756             28,586            32,256
                                                                       --------------     ---------------   --------------
             Other Expense ..........................................      (21,041)           (18,637)          (16,173)
                                                                       --------------     ---------------   --------------
             Net Income..............................................  $     9,715        $     9,949       $    16,083
                                                                       ==============     ===============   ==============

The Silver Legacy commenced operations on July 28, 1995.

10. ACCRUED AND OTHER LIABILITIES

        Accrued and other liabilities consist of the following (in thousands):


                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                              1998                1999
                                                          --------------     ---------------
Accrued payroll and benefits............................  $       846        $     1,013
Accrued vacation .......................................          875                898
Accrued medical claims .................................          355                552
Accrued bonuses.........................................          504                528
Accrued taxes...........................................          943              1,027
Unclaimed chips and tokens..............................          525                652
Progressive slot liability .............................        1,124              1,251
Other ..................................................          659                851
                                                          --------------     ---------------
                                                          $     5,831        $     6,772
                                                          ==============     ===============

11. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                                1998              1999
                                                                            --------------    -------------
     10 1/2% Senior Subordinated Notes; semi-annual
         payments of interest only, in arrears on February 15
         and August 15 of each year, commencing on
         February 15, 1997, maturing August 15, 2006.......................    $100,000          $100,000

     Outstanding portion of reducing revolver and the
         revolving credit line, due in quarterly installments of
         principal (plus interest calculated using either the Base
         rate or Eurodollar rate; the Eurodollar rate at
         December 31, 1998 and December 31, 1999 was
         5.06% and 5.83%, respectively, and the Base rate at
         December 31, 1998 and December 31, 1999 was
         7.75% and 8.5%, respectively) due July 31, 2001;
         secured by substantially all real property........................      20,000            26,000


     Notes payable to a corporation, due in a quarterly principal installment of $90,000 (including monthly interest at
         prime plus 2%; the rate at December 31, 1998 and July 30,
         1999 was 9.75%, and 10.0%, respectively), to July 30, 1999, when principal balance is due; secured by real
         property..........................................................         893               --

     Notes payable to individuals, due in monthly installments of $34,614
         (including monthly interest at 9%), to August 14, 2006,
         when principal balance is due, secured by real  property..........       2,294             2,076

     Notes payable, other..................................................         175               128
                                                                            --------------    -------------
                                                                                123,362           128,204
     Less--Current portion.................................................      (1,136)             (262)
                                                                            --------------    -------------
                                                                               $122,226          $127,942
                                                                            ==============    =============


Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

 2000............................................   $       262
 2001............................................        26,287
 2002............................................           314
 2003............................................           344
 2004............................................           355
 Thereafter......................................       100,642
                                                    --------------
                                                    $   128,204
                                                    ==============


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

         The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements. The Company is in compliance with these covenants at December 31, 1999.

         The net proceeds from the issuance of the Notes of approximately $96.5 million were used by the Company to repay a portion of its existing debt. Concurrent with this repayment, the Company amended its $130 million existing bank credit facility, which was scheduled to mature March 25, 2000. The amended credit facility (the "Credit Facility") provides for a senior secured revolving Credit Facility of $50 million. The amount of credit available pursuant to the Credit Facility reduced to approximately $34.4 million on December 31, 1999 and, by its terms, the facility reduces by an additional $1,562,500 at the end of each subsequent quarter until July 31, 2001, when it terminates and any balance then outstanding becomes due and payable. Borrowings bear interest, at the Company's option, at either (i) the greater of (a) the reference rate publicly announced by Bank of America and (b) the Federal Funds Rate plus .50% plus an applicable percentage or (ii) the Eurodollar rate plus an applicable percentage. The Credit Facility will mature July 31, 2001. As of December 31, 1999, $26.0 million of borrowings were outstanding under the Credit Facility and an additional $7.4 million of borrowing capacity was available thereunder.

         The Credit Facility is secured by substantially all of the Company's real property. The facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees,
(vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 1999, the Company was in compliance with all provisions of the Credit Facility. Included in other assets at December 31, 1999 are $2.8 million of debt offering costs related to the Indenture and the amendment to the Credit Facility which are being amortized over the life of the applicable agreements.

12. EMPLOYEE BENEFIT PLANS

         On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows for an employer contribution up to 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $255,000, $281,000 and $349,000 for the fiscal years ended December 31, 1997, 1998 and 1999, respectively.

13. EXECUTIVE DEFERRED COMPENSATION PLANS

         Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 1997, 1998 and 1999, the Company had accrued obligations of $911,000, $1,047,000 and $1,481,000, respectively, related to this deferred compensation agreement which represents an unfunded obligation of the Company.

         The Company instituted the Eldorado Performance and Appreciation Rights Plan (the "Plan") for the benefit of certain of its key executives and other key employees of the Company and its general partners, effective for the fiscal year commencing January 1, 1995. A person shall be eligible to be granted performance and/or appreciation rights only if on the proposed grant date, such person is an executive or other key employee of the Company or an affiliate of the Company. The performance right allows the key employee the right to receive an amount equal to a percentage of income from the grant date, as defined, through the date of exercise. The appreciation right allows the key employee to receive compensation based upon the difference between the value of the Company, as defined, as of January 1, 1995 (the "Base Rate") and the future value of the Company. One Company Unit (1% of the Company) is equivalent to the combination of 100,000 performance rights and 100,000 appreciation rights. The Base Rate for each appreciation right is $26.66 as of January 1, 1995. The Company value is calculated as a factor of eight (8) times trailing twelve months operating income (adjusted for certain items to approximate EBITDA) less funded indebtedness and adjusted for certain additional items, as defined. The rights are not ownership interests in the Company. As of December 31, 1996, 860,000 appreciation rights had been granted. No additional rights were granted in 1997, 1998 or 1999. The maximum amount of performance rights and appreciation rights which may be granted shall not exceed 1,000,000 each.

         The Plan's committee shall determine the date on which each performance right or appreciation right shall vest and become exercisable; as of December 31, 1999, no vesting period had been established. The Company value as of December 31, 1998 and 1999, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 1999. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

14. COMMITMENTS AND CONTINGENCIES

       LETTERS OF CREDIT

         The Credit Facility (see Note 11) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 1999, the amount pledged was $1,009,150, inclusive of $61,000 pledged on behalf of Express Vacations, LLC, a Nevada limited liability company. Until November 1999, Resorts was a one-third member of Express Vacations, LLC and in 1999 recognized $597,000 of income from its investment in Express Vacations, LLC reflected in Other Income.

       CAPITAL LEASES

         The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 1999 (in thousands):

                    2000.......................................      $ 720
                    2001.......................................         90
                    2002.......................................         --
                    2003.......................................         --
                    2004.......................................         --
                    Thereafter.................................         --
                                                               -------------
                    Minimum lease payments.....................        810
                    Less--Amounts representing interest........        (36)
                                                               -------------
                                                                     $ 774
                                                               =============

       OPERATING LEASES

         The Company leases equipment under operating leases. Future minimum payments (expiring from 2000 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1999 (in thousands):

                                                        FUTURE MINIMUM
                                                        LEASE PAYMENTS
                    2000 ..............................      $ 276
                    2001...............................        144
                    2002 ..............................        130
                    2003 ..............................        127
                    2004...............................         -
                    Thereafter ........................         -
                                                         -------------
                                                             $ 677
                                                         =============

        Total rental expense under operating leases was $1,027,000 for the year ended December 31, 1997, $882,000 for the year ended December 31, 1998 and $796,000 for the year ended December 31, 1999. Additional rent for land upon which the Eldorado Hotel Casino resides of $655,000 in 1999 ($668,000 in 1997 and $654,000 in 1998) was paid to a related party based on gross gaming receipts. This rental agreement expires June 30, 2027.

      LEGAL MATTERS

         The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

15. COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with members. Comprehensive income is the total of net income and all other non-member changes in equity ("Other Comprehensive Income").

         In accordance with SFAS 115 as described in Footnotes 1, the Company has recorded the increase in security value as Other Comprehensive Income in the accompanying financial statements. Comprehensive income is calculated as follows:

(IN THOUSANDS)
YEARS ENDED DECEMBER 31,                                          1997                  1998                  1999
                                                              -------------         -------------         -------------
Net income...............................................     $ 12,238              $   9,617             $ 20,768
Increase in Security Value...............................            -                     -                 1,123
                                                              -------------         -------------         -------------
Comprehensive income.....................................     $ 12,238              $   9,617             $ 21,891
                                                              =============         =============         =============

16. CORPORATE EXPENSES/MANAGEMENT FEES

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

17. RELATED PARTIES

         Resorts pays management fees to two of its corporate Members. Such fees, included in general and administration and operating department expenses, were $1,843,000 for 1997, $1,779,000 for 1998 and $1,865,000 for 1999.

         On May 16, 1996, the Company entered into an agreement with the Circus and Eldorado Joint Venture, (the "Silver Legacy") to operate a race and sports book located in the Silver Legacy, (the "Legacy Book"). The Company supplies the management, employees and equipment associated with the operation of the Legacy Book and records a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sports book agreement. For the years ended December 31, 1997, 1998 and 1999 the Company recorded $483,000, $810,000 and $564,000 in casino revenues and $358,000, $400,000 and $362,000 in casino expenses, respectively.

To the Partners of
   Circus and Eldorado Joint Venture
   (doing business as Silver Legacy Resort Casino):

We have audited the accompanying balance sheets of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO, the "Joint Venture") as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
March 7, 2000

CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
CASINO)

FINANCIAL STATEMENTS TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


BALANCE SHEETS
As of December 31, 1999 and 1998
(Amounts in Thousands)

                                                                                        1999              1998
                                                                                    -------------    --------------
ASSETS
  Current assets:
   Cash and cash equivalents (Note 1)                                               $      13,339    $       10,642
   Accounts receivable, net of allowance for
      doubtful accounts of $961 and $844                                                    3,792             3,112
   Inventories (Note 1)                                                                     1,987             1,647
   Prepaid expenses                                                                         3,520             2,871
                                                                                    -------------    --------------

       Total current assets                                                                22,638            18,272

Property and equipment, net (Notes 1, 3, and 5)                                           300,258           313,181

Other assets, net (Note 4)                                                                  1,315             1,772
                                                                                    -------------    --------------

       Total assets                                                                 $     324,211    $      333,225
                                                                                    =============    ==============

LIABILITIES AND PARTNERS' EQUITY

 Current liabilities:
   Accounts payable                                                                 $       4,491    $        5,126
   Current portion of long-term debt (Note 5 and 6)                                      -                    2,500
   Accrued interest (Notes 5 and 6)                                                         1,134             1,279
   Accrued and other liabilities                                                            7,717             7,502
   Accrued guarantee fees to related party (Note 6)                                           222               254
                                                                                    -------------    --------------

       Total current liabilities                                                           13,564            16,661

Long-term debt, less current portion (Notes 1, 5 and 6)                                   174,000           196,000
                                                                                    -------------    --------------

       Total liabilities                                                                  187,564           212,661

Commitments and contingencies (Note 8)

Partners' equity                                                                          136,647           120,564
                                                                                    -------------    --------------

       Total liabilities and partners' equity                                       $     324,211    $      333,225
                                                                                    =============    ==============


The accompanying notes to financial statements are an integral part of these balance sheets.

CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
CASINO)

FINANCIAL STATEMENTS TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1999, 1998 and 1997
(Amounts in Thousands)

                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
Operating revenues (Note 1):
   Casino                                                         $      105,284    $      97,207    $       99,192
   Rooms                                                                  36,877           36,472            35,008
   Food and beverage                                                      35,632           33,088            32,475
   Other                                                                   7,748            7,380             6,179
                                                                  --------------    -------------    --------------

                                                                         185,541          174,147           172,854
   Less:  promotional allowances (Note 1)                                 15,193           13,829            13,044
                                                                  ---------------   --------------   ---------------

       Net operating revenues                                            170,348          160,318           159,810
                                                                  --------------    -------------    --------------
Operating expenses:

   Casino                                                                 46,724           43,736            43,114
   Rooms                                                                  12,634           12,559            12,582
   Food and beverage                                                      26,101           24,137            23,445
   Other operating expenses                                                6,327            5,944             4,922
   Selling, general and administrative                                    28,482           27,773            27,390
   Depreciation and amortization (Notes 1 and 3)                          17,824           17,583            17,601
                                                                  --------------    -------------    --------------

       Total operating expenses                                          138,092          131,732           129,054
                                                                  --------------    -------------    --------------

Operating income                                                          32,256           28,586            30,756
                                                                  --------------    -------------    --------------

OTHER (INCOME) EXPENSE:

   Interest income                                                          (162)            (149)              (38)
   Interest expense, net (Notes 1, 5 and 6)                               16,334           18,733            21,036
   Loss on sale of assets                                                      1               53                43
                                                                  --------------    -------------    --------------

       Total other (income) expense                                       16,173           18,637            21,041
                                                                  --------------    -------------    --------------

Net income (Note 1)                                               $       16,083    $       9,949    $        9,715
                                                                  ==============    =============    ==============


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
CASINO)

Financial Statements Together with Report of Independent Public Accountants

STATEMENTS OF PARTNERS' EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
(Amounts in Thousands)

                                                                               ELDORADO
                                                                GALLEON      RESORTS, LLC           TOTAL
                                                                -------      ------------           -----
Balance December 31, 1996                                     $   50,450     $    50,450       $   100,900
  Net Income                                                       9,324             391             9,715
                                                              ----------     -----------       -----------

Balance December 31, 1997                                     $   59,774     $    50,841       $   110,615
  Net Income                                                       9,949         -                   9,949
                                                              ----------     -----------       -----------

Balance December 31, 1998                                         69,723          50,841           120,564
  Net Income (See Note 9)                                         13,202           2,881            16,083
                                                              ----------     -----------       -----------

Balance December 31, 1999                                     $   82,925     $    53,722       $   136,647
                                                              ==========     ===========       ===========

The accompanying notes to financial statements are an integral part of these statements.

CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
CASINO)

Financial Statements Together with Report of Independent Public Accountants

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998 and 1997
(Amounts in Thousands)

                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
Cash flows from operating activities:
   Net income                                                     $       16,083    $       9,949    $        9,715
   Adjustments to reconcile net income to
     net cash provided by operating activities:
    Depreciation and amortization                                         17,824           17,583            17,601
    Loss on sale of assets                                                     1               53                43
    Changes in current assets and current liabilities:
       (Increase) decrease in accounts receivable, net of allowance         (680)             433               (65)
       (Increase) decrease in inventories                                   (340)            (387)              161
       (Increase) decrease in prepaid expenses                              (649)             150              (375)
       (Decrease) increase in accounts payable                              (635)              86                23
       Decrease in accrued guarantee fees to
          related party                                                      (32)            (272)           (1,978)
       Decrease in accrued interest                                         (145)            (374)           (4,762)
       Increase in accrued and other liabilities                             215              782             1,487
                                                                  --------------    -------------    --------------

      Total adjustments                                                   15,559           18,054            12,135
                                                                  --------------    -------------    --------------

      Net cash provided by operating activities                           31,642           28,003            21,850
                                                                  --------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from settlement of lawsuit, net                            -                -                      678
    Proceeds from sale of assets                                        -                      29                11
    Decrease in other assets, net                                            457              534               279
    Purchase of property and equipment                                    (4,902)          (4,808)           (4,323)
                                                                  ---------------   --------------   ---------------

      Net cash used in investing activities                               (4,445)          (4,245)           (3,355)
                                                                  ---------------   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Bank Credit Facility                                   -               -                   20,200
    Decrease in long-term debt and other debt                            (24,500)         (23,500)          (35,104)
                                                                  ---------------   --------------   ---------------

      Net cash used in financing activities                              (24,500)         (23,500)          (14,904)
                                                                  ---------------   --------------   ---------------

The accompanying notes to financial statements are an integral part of these statements

CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
CASINO)

Financial Statements Together with Report of Independent Public Accountants

STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 1999, 1998 and 1997
(Amounts in Thousands)

                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------

   Net increase in cash and cash equivalents                      $        2,697    $         258    $        3,591

   Cash and cash equivalents at beginning of year                         10,642           10,384             6,793
                                                                  --------------    -------------    --------------

   Cash and cash equivalents at end of year                       $       13,339    $      10,642    $       10,384
                                                                  ==============    =============    ==============

   Supplemental disclosure of cash flow information:

   Cash paid during year for interest                             $       16,080    $      18,980    $       27,303
                                                                  ==============    =============    ==============

The accompanying notes to financial statements are an integral part of these statements.

CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
CASINO)

Financial Statements Together with Report of Independent Public Accountants

NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF OPERATIONS

         Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay) (collectively, the "Partners"), entered into a joint venture agreement to establish the Silver Legacy Resort Casino (the "Joint Venture"). The Joint Venture consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. The Eldorado Limited Liability Company contributed land to the Joint Venture with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon, Inc. contributed cash to the Joint Venture of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the partnership.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

         INVENTORIES

         Inventories are stated at the lower of cost, using a first-in, first-out basis, or market value.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

         CAPITALIZATION OF INTEREST

         The Joint Venture's policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 1999 or 1998.

         INTEREST RATE SWAPS

         The Joint Venture, from time to time, uses interest rate swaps to assist in managing interest incurred on its Bank Credit Facility. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap. The interest rate swaps accounted for additional interest expense of $1,113,000, $810,000 and $698,000 in 1999, 1998 and 1997,
         respectively.

         CASINO REVENUE AND PROMOTIONAL ALLOWANCES

         In accordance with industry practice, the Joint Venture recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenue and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in casino costs and expenses and consists of the following: (in thousands)


                                                         YEARS ENDED DECEMBER 31,
                                                      1999         1998          1997
                                                    --------     --------      --------
              Food and Beverage.................    $  6,521     $  6,005      $  6,127
              Rooms.............................       1,344        1,128         1,032
              Other.............................       1,008        1,064           555
                                                    --------     --------      --------
                                                    $  8,873     $  8,197      $  7,714
                                                    ========     ========      ========


         ADVERTISING

         Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $6,088,000, $6,494,000 and $6,439,000 for the years ended December 31, 1999, 1997 and 1998, respectively.

         FEDERAL INCOME TAXES

         The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of Joint Venture income (loss) in their income tax returns.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management is of the opinion that the fair values of all other financial instruments are not materially different from their carrying values.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

2.       CERTAIN RISKS AND UNCERTAINTIES

         A significant portion of the Joint Venture's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in California, Washington or Oregon could adversely affect the Joint Venture's operating results.

3.       PROPERTY AND EQUIPMENT

            PROPERTY AND EQUIPMENT AT DECEMBER 31, 1999 AND 1998 CONSISTED OF THE FOLLOWING:

                                                                                       ESTIMATED
                                                              1999            1998    SERVICE LIFE
                                                      --------------  --------------- ------------
                                                                                         (Years)
 Land and improvements                                $   28,405,000  $    28,405,000          -
 Buildings and other leasehold
   improvements                                          269,711,000      266,747,000      15-45
 Furniture, fixtures, and equipment                       78,932,000       75,386,000       3-15
 Construction in progress                                     98,000        1,735,000          -
                                                      --------------  ---------------

                                                         377,146,000      372,273,000

 Less-accumulated depreciation                           (76,888,000)     (59,092,000)
                                                      --------------- ----------------

 Property and equipment, net                          $  300,258,000  $   313,181,000
                                                      ==============  ===============

         As part of the initial cost of the land, certain costs related to the clean up of environmental remediation were capitalized. In September 1997, as settlement of a lawsuit over the clean up of this environmental remediation, approximately $750,000 was received as remuneration from the original responsible party. As this was effectively a partial refund on the cost of the land, the book value of the land was reduced accordingly. After certain other adjustments, the total reduction in the book value of the land was $678,000.

         Substantially all property and equipment of the Joint Venture collateralize the Bank Credit Facility (see Note 5).

4.       OTHER ASSETS

         Other assets at December 31, 1999 and 1998 consisted of the following:


                                                                          1999              1998
                                                                     --------------    --------------
 China, glassware, silverware and linens                             $   280,000       $   301,000
 Gaming chips and tokens                                                  27,000            32,000
 Deferred loan costs                                                   1,008,000         1,439,000
                                                                     -----------       -----------

                                                                     $ 1,315,000       $ 1,772,000
                                                                     ===========       ===========

         The initial inventory of china, glassware and silverware is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware and silverware are expensed as used.

         Gaming chips and tokens are being amortized over three years.

         Costs incurred to acquire the Bank Credit Facility were capitalized and are being amortized to interest expense over the term of the Bank Credit Facility agreement. The unamortized balance of $1,008,113 at December 31, 1999 will be amortized through June 30, 2003, the remaining term of the amended Bank Credit Facility (see Note 5).

5.       LONG-TERM DEBT

         Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                                   1999                1998
                                                                             ---------------      ------------
         Amounts due under the Bank Credit Facility
         at floating interest rates, weighted average
         of 6.28% and 6.18% during 1999 and 1998,
         respectively; due June 30, 2003.                                    $   174,000,000      $198,500,000
                                                                             ---------------      ------------


         Less-Current portion                                                       -               (2,500,000)
                                                                             ---------------      ------------

                                                                             $   174,000,000      $196,000,000
                                                                             ===============      ============


         THE LOAN AGREEMENT CONTAINS VARIOUS RESTRICTIVE COVENANTS INCLUDING THE MAINTENANCE OF CERTAIN FINANCIAL RATIOS AND LIMITATIONS ON ADDITIONAL DEBT, DISTRIBUTIONS, DISPOSITION OF PROPERTY, MERGERS AND SIMILAR TRANSACTIONS. AS OF DECEMBER 31, 1999, THE JOINT VENTURE WAS IN COMPLIANCE WITH ALL LOAN AGREEMENT PROVISIONS.

         Scheduled maturities of long-term debt are as follows at December 31, 1999:

                           2000                         $             0
                           2001                              17,000,000
                           2002                              22,000,000
                           2003                             135,000,000
                           Thereafter                                 0
                                                        ---------------
                                                        $   174,000,000


         On May 30, 1995, the Joint Venture entered into a $230,000,000 reducing, revolving credit facility with a consortium of banks (the "Bank Credit Facility"). On September 9, 1996, the Joint Venture amended its Bank Credit Facility to $220,000,000. On November 24, 1997, the Joint Venture amended its Bank Credit Facility to $230,000,000. Quarterly commitment reductions are due beginning March 31, 1998 of $4,250,000 per quarter through December 31, 2000; $5,500,000 per quarter through December 31, 2002; $6,000,000 on March 31, 2003 and all remaining outstanding balances due June 30, 2003. The Joint Venture made voluntary payments on the Bank Credit Facility during fiscal years 1996, 1997 and 1998. The Bank Credit Facility agreement indicates that any early reductions may be applied to future obligations. Required commitment reductions of $17,000,000 for fiscal year 2000 reduce the Bank Credit Facility to $179,000,000 by December 31, 2000. As the entire line has not been drawn in fiscal years 1998 and 1999, principal payments obligations were reduced by the unused portion of the Bank Credit Facility. Accordingly, as the 1999 voluntary payments of $24,500,000 exceeded the 1999 obligations of $2,500,000, the current portion of the Bank Credit Facility for fiscal year 2000 is reduced from the required $17,000,000 to $0 and the amount due in 2001 is reduced by $5,000,000 to $17,000,000.
         The Joint Venture incurs commitment fees of 0.25% on the unused portion of the credit facility. The Bank Credit Facility is secured by a deed of trust on the Joint Venture's real property and by security interests in other assets of the Joint Venture (see Note 3).

         On November 24, 1997, the Joint Venture used proceeds from the Bank Credit Facility to repay the related party note of $35,104,000 (see
         Note 6). No gain or loss was recognized on the early extinguishment of this related party note.

         In order to limit its exposure to interest rate movements, the Joint Venture has entered into agreements with members of its bank group to participate in interest rate swaps. In connection therewith, the Joint Venture agreed to pay the banks a fixed interest rate of approximately 6.4% on a total notional amount of $100,000,000, in return for the banks' commitment to pay the Joint Venture a floating interest rate equal to the three-month Eurodollar. These agreements expire in October 2001. The Joint Venture is exposed to credit loss in the event of nonperformance by the counterparties. However, the Joint Venture considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are members of the bank group. If the Joint Venture had terminated all swaps as of December 31, 1999, it would have had to pay approximately $342,000 based on quoted market values from the banks holding the swaps.

6.       RELATED PARTIES

         The cost of the Silver Legacy Resort Casino in excess of the equity contributions was funded from a combination of cash generated from operations, the Bank Credit Facility and a loan from Circus Circus Enterprises, Inc. ("CCEI"). The CCEI loan, executed on May 31, 1995, was for an amount up to $75,000,000 and carried an annual interest rate of 10%. On September 9, 1996, the CCEI loan was amended to change the maturity date to 367 days after the Bank Credit Facility is paid in full. On November 24, 1997, the entire principal balance of $35,104,000 was paid out of funds received from the Bank Credit Facility.

         As a condition to the Bank Credit Facility, CCEI guaranteed completion of the Silver Legacy Resort Casino and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to Silver Legacy Resort Casino as may be necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, CCEI receives guarantee fees of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Joint Venture made payments totaling $2,838,000 and $3,430,000 on its guarantee fee commitment in 1999 and 1998 leaving an accrued balance of $222,000 and $254,000 of guarantee fees for the years ended December 31, 1999 and 1998, respectively.

         On May 16, 1996, Eldorado Resorts, LLC ("Eldorado"), entered into an agreement with the Joint Venture to operate a race and sports book (the "Book") located in the Silver Legacy Resort Casino. Eldorado supplies the management, employees and equipment associated with the operation of the Book. Revenues and expenses are apportioned according to a formula included in the race and sports book agreement. For the years ended December 31, 1999 and 1998 the Joint Venture recorded $727,000 and $779,000 in revenues and $505,000 and $475,000 in expenses related to the operations of the Book. Effective November 23, 1999, the agreement with the Eldorado was terminated and the Joint Venture began operating the Book exclusively.

7.       401(K) PLAN

         The Joint Venture instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Joint Venture's matching contributions were $278,000 and $237,000 for the fiscal years ended December 31, 1999 and 1998.

8.       COMMITMENTS AND CONTINGENCIES

         LETTERS OF CREDIT

         The Bank Credit Facility allows for the issuance of letters of credit of up to $5,000,000. As of December 31, 1999, the Joint Venture has not drawn against these letters of credit.

         OPERATING LEASES

         The Joint Venture leases land and equipment under operating leases. Future minimum payments (expiring from 2000 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:

                           2000                       $   356,000
                           2001                           300,000
                           2002                           114,000
                           Thereafter                           -
                                                      -----------
                                                      $   770,000


         Total rental expense under operating leases was $376,000, $380,000 and $578,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         LITIGATION

         The Joint Venture is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of the operations of the Joint Venture.

9.       PRIORITY ALLOCATION

         For so long as Eldorado Resorts, LLC has the right to select the General Manager of the Silver Legacy, as provided in the Joint Venture Agreement, Galleon, Inc. is entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Joint Venture's operating income (the "Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the Priority Allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

         As a result of the Priority Allocation, each of the partners received 50% of the available allocation through April 30, 1997 and Galleon, Inc. received 100% of the available allocation for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two partners for the years ended December 31, 1999, 1998 and 1997 are $2,881,000, $0 and $391,000 to Eldorado Resorts, LLC and $13,202,000, $9,949,000 and $9,324,000 to Galleon, Inc.,
         respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                     ELDORADO RESORTS LLC






Date:  March 27, 2000                   By: /S/ Donald L. Carano
                                            -----------------------------------
                                                   Donald L. Carano
                                                   CHIEF EXECUTIVE OFFICER,
                                                   PRESIDENT AND PRESIDING
                                                   MANAGER




                                               ELDORADO CAPITAL CORP.





Date:  March 27, 2000                   By: /S/ Donald L. Carano
                                            -----------------------------------
                                                       Donald L. Carano
                                                       PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


Signature                                Title                                            Date


/S/  DONALD L. CARANO                    Chief Executive Officer, President               March 27, 2000
-------------------------------          and Presiding Manager of the Board
Donald L. Carano                         of Managers of Eldorado Resorts
                                         LLC (Principal Executive Officer)
                                         and President (Principal Executive
                                         Officer) and Director of Eldorado
                                         Capital Corp.




/S/  ROBERT M. JONES                     Chief Financial Officer of                       March   27, 2000
-------------------------------          Eldorado Resorts LLC (Principal
Robert M. Jones                          Financial and Accounting Officer)





Signature                                   Title                                                Date


/S/  GENE R. CARANO                         Treasurer of Eldorado Capital                        March 27, 2000
-------------------------------             Corp. (Principal Financial and
Gene R. Carano                              Accounting Officer)



/S/  RAYMOND J. PONCIA                      Member of the Board of Managers                      March 27, 2000
-------------------------------             of Eldorado Resorts LLC--
Raymond J. Poncia, Jr.                      appointed by Hotel Casino
                                            Management, Inc. as its corporate
                                            representative and Director of
                                            Eldorado Capital Corp.



/S/  GARY L. CARANO                         Member of the Board of Managers                      March 27, 2000
-------------------------------             of Eldorado Resorts LLC--
Gary L. Carano                              appointed by Recreational
                                            Enterprises, Inc. as its corporate
                                            representative




/S/  GREGG R. CARANO                        Director of Eldorado Capital Corp.                   March 27, 2000
-------------------------------
Gregg R. Carano



/S/  LESLIE STONE HEISZ                     Member of the Board of Managers                      March 27, 2000
-------------------------------             of Eldorado Resorts LLC
Leslie Stone Heisz


                                 EXHIBITS INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
------                     ----------------------

4.4 Amendment No. 1 dated as of November 21, 1996, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC, the banks named therein and Bank of America National Trust and Savings Association, as Administrative Agent.

4.5 Amendment No. 2 dated as of July 23, 1997, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC, the banks named therein and Bank of America National Trust and Savings Association as Administrative Agent.

4.6 Amendment No. 3, dated as of December 31, 1999, to Loan Agreement dated as of July 31, 1996 among Eldorado Resorts LLC, the banks named therein and Bank of America N.A. (formerly Bank of America National Trust and Savings Association), as Administrative Agent.

21                         List of Subsidiaries

27                         Financial Data Schedule