Form 10-Q
period 2000-03-31
ELDORADO RESORTS LLC
filed 2000-05-15
CIK 1022644

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ---------------- TO ----------------.


                        Commission file number 333-11811
                                               ---------

                              ELDORADO RESORTS LLC
      -------------------------------------------------------------------
                             ELDORADO CAPITAL CORP.
      -------------------------------------------------------------------
           (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)


           NEVADA                                        88-0115550
           NEVADA                                        88-0367075
       ---------------------------------     ----------------------------------
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


                                 NOT APPLICABLE
                -----------------------------------------------
                (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
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

Number of shares of common stock of Eldorado Capital Corp. outstanding at May 11, 2000: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.             FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets........................................    2
                    Condensed Consolidated Statements of Income..................................    4
                    Consolidated Statements of Members' Equity...................................    5
                    Condensed Consolidated Statements of Cash Flows..............................    6
                    Notes to Condensed Consolidated Financial Statements.........................    8

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................   12

         Item 3.   Quantitative and Qualitative Disclosures About Market Risks...................   15


PART II.   OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................   15

SIGNATURES.......................................................................................   16

                                       1

                                                        Part 1

                                                  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                   ELDORADO RESORTS LLC
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (In thousands)

                                                                                March 31,                  December 31,
                                                                                  2000                         1999
                                                                           --------------------         --------------------
                                                                               (unaudited)
                                 ASSETS
Current assets:

        Cash and cash equivalents                                                $ 7,725                       $ 9,005
        Marketable securities                                                      1,995                         2,239
        Accounts receivable, net                                                   5,036                         4,665
        Inventories                                                                3,304                         3,361
        Prepaid expenses                                                           1,629                         1,760
                                                                           --------------------         --------------------

             Total current assets                                                 19,689                        21,030

Investment in joint venture                                                       51,269                        49,673

Property and equipment,  net                                                     153,111                       153,939

Other assets, net                                                                  6,955                         7,136
                                                                           --------------------         --------------------
             Total assets                                                       $231,024                      $231,778
                                                                           ====================         ====================

The accompanying notes are an integral part of these condensed consolidated statements.

                                                  ELDORADO RESORTS LLC
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)

                                                                                March 31,                 December 31,
                                                                                  2000                        1999
                                                                           --------------------         -----------------
                                                                               (unaudited)

                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

       Current portion of long-term debt                                          $ 268                      $ 262
       Current portion of capital lease obligations                                 543                        686
       Accounts payable                                                           3,498                      3,703
       Construction and retention payables                                          148                      1,588
       Interest payable                                                           1,363                      3,961
       Accrued payroll,  taxes and other accruals                                 7,383                      7,026
                                                                           --------------------         -----------------

              Total current liabilities                                          13,203                     17,226

Long-term debt, less current portion                                            128,873                    127,942
Capital lease obligations, less current portion                                      34                         88
Other liabilities                                                                 1,514                      1,481
                                                                           --------------------         -----------------

              Total liabilities                                                 143,624                    146,737

Minority interest                                                                 5,325                      5,264

Members' equity                                                                  81,196                     78,654
Other Comprehensive Income (Note 6)                                                 879                      1,123
                                                                           --------------------         -----------------
              Total Equity                                                       82,075                     79,777
              Total liabilities and members' equity                            $231,024                   $231,778
                                                                           ====================         =================


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                          -----------------------------
                                                                                             2000             1999
                                                                                          ------------     ------------
Operating Revenues:

       Casino                                                                               $25,770          $24,092
       Food, beverage and entertainment                                                      12,031           11,146
       Hotel                                                                                  4,025            3,767
       Equity in net income of unconsolidated affiliate                                       1,596              -
       Other                                                                                  1,161            1,634
                                                                                          ------------     ------------
                                                                                             44,583           40,639
       Less:   Promotional allowances                                                        (4,305)          (3,803)
                                                                                          ------------     ------------

                  Net revenues                                                               40,278           36,836
Operating Expenses:

      Casino                                                                                 12,370           11,781
      Food, beverage and entertainment                                                        8,273            7,549
      Hotel                                                                                   1,833            1,745
      Other                                                                                     857              784
      Selling, general and administrative                                                     7,166            6,856
      Management fees                                                                           450              424
      Depreciation                                                                            3,376            3,459
                                                                                          ------------     ------------
           Total operating expenses                                                          34,325           32,598
                                                                                          ------------     ------------

Operating Income                                                                              5,953            4,238

Interest Expense, net                                                                        (3,350)          (3,231)
                                                                                          ------------     ------------

Net Income Before Minority Interest                                                           2,603            1,007

Minority Interest in Net (Income) of Subsidiary (Note 5)                                        (61)             -
                                                                                          ------------     ------------
Net Income                                                                                  $ 2,542          $ 1,007
                                                                                          ============     ============

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                             (dollars in thousands)

BALANCE, December 31, 1999..........................................................................     $79,777

(Unaudited)
     Net Income.....................................................................................       2,542
     Distributions..................................................................................          -
     Other Comprehensive Income.....................................................................        (244)
                                                                                                     ---------------

BALANCE, March 31, 2000.............................................................................     $82,075
                                                                                                     ===============

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                       ------------------------------
                                                                                            2000             1999
                                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income (Loss)                                                                 $2,542           $1,007
          Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                                   3,376            3,459
            Equity in net (income) loss of unconsolidated affiliate                       (1,596)             -
            Minority interest in net income (loss) of unconsolidated affiliate                61              -
            (Gain) loss on sale of property and equipment                                      5              (48)
            Decrease (Increase) in--
            Accounts receivable, net                                                        (371)             974
            Note receivable                                                                   -               135
            Inventories                                                                       57               69
            Prepaid expenses                                                                  131             175
            Other assets, net                                                                 181             123
            Increase (Decrease) in--
            Accounts payable, retention payable, interest payable,
                  accrued payroll, taxes and other accruals                                (3,853)          (1,212)
                                                                                       -------------    -------------
            Net cash provided by operating activities                                         533            4,682
                                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchases of property and equipment                                            (2,603)            (915)
            Proceeds from sale of property and equipment                                       50              222
                                                                                       -------------    -------------

            Net cash (used in) investing activities                                        (2,553)            (693)
                                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

            Proceeds from long-term and other debt                                          8,250            4,500
            Principal payments on long-term and other debt                                 (7,510)          (7,836)
            Distributions                                                                     -             (1,200)
                                                                                       -------------    -------------

            Net cash (used in) provided by financing activities                               740           (4,536)
                                                                                       -------------    -------------

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ------------- --- -------------
                                                                                        2000             1999
                                                                                   -------------     -------------
(DECREASE) IN CASH AND CASH EQUIVALENTS                                              $ (1,280)            $  (547)
        CASH AND  CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                                                       9,005               8,087
                                                                                   -------------     -------------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      7,725               7,540
                                                                                   =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:
        Cash paid during period for interest                                         $  5,796             $ 5,710
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

         In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 1999.

2.       Marketable Securities

         The following is a summary of available-for-sale securities:

                                              DECEMBER 31, 1999                   MARCH 31, 2000
                                        -------------------------------   -------------------------------
                                           COST             MARKET           COST             MARKET
                   Common Stock            1,116             2,239           1,116            1,995

3.       Senior Subordinated Notes

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

4.       Long Term Debt and Notes Payable

         Long term debt consisted of the following (in thousands):

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2000                 1999
                                                                                     ---------         ------------
         10 1/2%  Senior  Subordinated  Notes:  semi-annual  payments of interest only, in arrears on February 15 and August 15 of each year,  maturing
         August 15, 2006....................................................          $100,000           $100,000

         Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the
         Eurodollar rate at March 31, 2000 and 1999 was 6.13% and 4.93%, respectively, and the Base rate at March 31, 2000 and 1999 was 9.0%
         and 7.75%, respectively) due July 31, 2001; secured by substantially
         all real property..................................................            27,000             26,000

         Notes payable to individuals, due in monthly installments of $34,614
         (including monthly interest at 9%), to August 14, 2006, when
         principal balance is due; secured by real property.................             2,019              2,076

         Notes Payable, Other...............................................               122                128
                                                                                -----------------    -----------------
                                                                                       129,141            128,204
         Less--Current Maturities...........................................              (268)              (262)
                                                                                -----------------    -----------------
                                                                                      $128,873           $127,942
                                                                                =================    =================


         Total interest expense for the first three months of 2000 and 1999 was $3.4 million and $3.2 million respectively.

         The amount of credit available pursuant to the Credit Facility reduced to approximately $32.8 million on March 31, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

5.       Investment in Silver Legacy Resort Casino

         Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000) and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

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

         Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                                                            March 31,                December 31,
                                                                              2000                      1999
                                                                     --------------------      -------------------
  Current assets ..............................................              $22,669                 $ 22,638
  Property and equipment, net .................................              296,823                  300,258
  Other assets ................................................                1,286                    1,315
                                                                     --------------------      -------------------
                    Total assets .............................              $320,778                $ 324,211
                                                                     ====================      ===================

  Current liabilities .........................................              $14,939                 $ 13,564
  Long-term liabilities.......................................               166,000                  174,000
  Partners' equity............................................               139,839                  136,647
                                                                     --------------------     --------------------
 Total liabilities and partners' equity......                               $320,778                $ 324,211
                                                                     ====================     ====================

Summarized results of operations (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                      --------------------------------------------
                                                                            2000                      1999
                                                                      ------------------       -------------------
Net Revenues.................................................               $  39,715                $  37,266
  Operating Expenses ..........................................               (32,695)                 (32,076)
                                                                      ------------------       -------------------
  Operating Income ............................................                 7,020                    5,190
  Other (Expense)..............................................                (3,828)                  (4,183)
                                                                      ------------------       -------------------
  Net Income (Loss)............................................             $   3,192                $   1,007
                                                                      ==================       ===================

6. Comprehensive Income

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

         In accordance with SFAS 115, the Company has recorded the decrease in security value as Other Comprehensive Income in the accompanying financial statements. Comprehensive income is calculated as follows:

        (IN THOUSANDS)
        PERIOD ENDED MARCH 31,                                           2000                     1999
                                                                  -------------------      -------------------
        Net income...............................................       $2,542                     $1,007

        Decrease in Marketable Securities Value.................          (244)                       -
                                                                  -------------------      -------------------

        Comprehensive income.....................................       $2,298                     $1,007
                                                                  ===================      ===================

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

         The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income (loss) before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

         The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1999

NET REVENUES

         Net revenues increased by approximately $3.4 million, or 9.3%, to $40.3 million for the three months ended March 31, 2000 compared to $36.8 million for the same period in 1999. The increase in net revenues resulted from increases in casino revenues and food, beverage and entertainment revenues. Net revenues for the three months ended March 31, 2000 include $1.6 million of income from its unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income from its unconsolidated affiliate in the 1999 comparable period as a result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement.

          Casino revenues increased by approximately $1.7 million, or 7.0%, to $25.8 million for the three months ended March 31, 2000 compared to $24.1 million for the same period in 1999. The increase in casino revenues was primarily due to increased gaming volume and hold percentage from table games and slots as compared to the previous period.

         Food, beverage and entertainment revenues increased by approximately $0.9 million, or 7.9%, to $12.0 million for the three months ended March 31, 2000 compared to $11.1 million during the same period in 1999. The increase in food, beverage and entertainment revenue was due primarily to the opening of the BuBinga Lounge in December 1999 and The Eldorado Coffee Company in January 2000.

          Hotel revenues increased by approximately $0.3 million, or 6.9%, to $4.0 million for the three months ended March 31, 2000 compared to $3.8 million during the same period in 1999. The increase was due primarily to an increase in the Company's average daily rate ("ADR") to approximately $54 in the first quarter of 2000 from approximately $50 in the first quarter of 1999, which was partially offset by a slight decrease in the Company's hotel occupancy rate to 90% in the 2000 period, as compared to 91% in the 1999 period.

          Promotional allowances, expressed as a percentage of casino revenues, were 16.7% for the first quarter of 2000 compared to 15.8% for the same period in 1999.

OPERATING EXPENSES

         The Company's operating expenses increased by approximately $1.7 million, or 5.3%, to $34.3 million for the three months ended March 31, 2000 from $32.6 million during the same period in 1999. This increase is primarily attributable to an increase in casino, food, beverage and entertainment expenses.

         Casino expenses increased by approximately $0.6 million, or 5.0%, to $12.4 million for the three months ended March 31, 2000 from $11.8 million during the same period in 1999 due to an increase in the Company's promotional expenditures.

         Food, beverage and entertainment expenses increased by approximately $0.7 million, or 9.6%, to approximately $8.3 million for the three months ended March 31, 2000 from approximately $7.5 million during the same period in 1999. The increase is primarily due to the opening of the BuBinga Lounge in December 1999 and an increase in food cost of sales and payroll expenditures.

         Hotel expenses increased by approximately 5%, to $1.8 million for the three months ended March 31, 2000 from $1.7 million during the same period in 1999 primarily due to a slight increase in payroll expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 4.6% to $7.6 million for the three months ended March 31, 2000 from $7.3 million during the same period in 1999 primarily as a result of increases in advertising, professional services and payroll expenditures for the three months ended March 31, 2000 as compared to the 1999 period.

DEPRECIATION

         Depreciation for the three months ended March 31, 2000 was $3.4 million compared to $3.5 million for the same period in 1999, a decrease of 2.4%, due to some assets becoming fully depreciated.

INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, increased 3.7% to $3.4 million in the first quarter of 2000 compared to $3.2 million for the same period in 1999 primarily as a result of an increase in the average outstanding borrowings in the first quarter of 2000, as compared to the same period in 1999.

NET INCOME

         As a result of the factors described above, net income for the three months ended March 31, 2000 increased by 152.4% to $2.5 million compared to $1.0 million during the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was comparable at $7.7 million for the three months ended March 31, 2000 and 1999. Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $4.7 million during the same period of the prior year.

         At March 31, 2000, the Company had $7.7 million of cash and cash equivalents and $4.8 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, (the "Former Credit Facility"), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent. The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $32.8 million on March 31, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

         As of March 31, 2000, the Company had outstanding (i) $100 million in aggregate principal amount 10 1/2% Notes, (ii) $27 million of borrowings and an additional $1.0 million of letters of credit under the Credit Facility and (iii) $2.1 million of other long term debt (net of current portion).

         The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. No distributions were made by Resorts to its members during the quarter ended March 31, 2000 and as compared to $1.2 million for the quarter ended March 31, 1999.

         During the three months ended March 31, 2000, the Company's principal uses of funds were related to debt service and recurring capital expenditures. Total capital expenditures for the three months ended March 31, 2000 were $2.6 million.

         The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.

FORWARD-LOOKING STATEMENTS

                  Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations). Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption " Factors that May Affect the Company's Future Results" in Item 1 of our annual report on Form 10-K for the year ended December 31, 1999. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

PART II.   OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     (a)   EXHIBITS
                           THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS
                           REPORT.

                           EXHIBIT NUMBER      DESCRIPTION

                           27 FINANCIAL DATA SCHEDULE FOR THE THREE MONTHS MARCH 31, 2000


                           10 AMENDMENT NO. 1, TO THE AMENDED AND RESTATED CREDIT AGREEMENT, DATED NOVEMBER 24, 1997, BY AND AMONG CIRCUS AND ELDORADO JOINT VENTURE, THE BANKS NAMED THEREIN AND BANK OF AMERICA NATIONAL
                                               TRUST AND SAVINGS ASSOCIATION AS
                                               ADMINISTRATIVE AGENT.
                                               (INCORPORATED BY REFERENCE TO
                                               EXHIBIT 10 (W) TO THE ANNUAL
                                               REPORT ON FORM 10-K FOR THE
                                               FISCAL YEAR ENDED JANUARY 1, 2000
                                               OF MANDALAY RESORT GROUP -
                                               COMMISSION FILE NO. 1-8570).


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

                                          ELDORADO RESORTS LLC
                                          --------------------


Date:   May 11, 2000                 By:  /s/ Donald L. Carano
                                          ------------------------------------
                                          Donald L. Carano
                                          Chief Executive Officer, President and
                                          Presiding Manager


Date:   May 11, 2000                 By:  /s/ Robert M. Jones
                                          ----------------------------------
                                          Robert M. Jones
                                          Chief Financial Officer of
                                          Eldorado Resorts LLC (Principal
                                          Financial and Accounting Officer)


                                          ELDORADO CAPITAL CORP.
                                          ----------------------


Date:  May 11, 2000                  By:  /s/ Donald L. Carano
                                          -----------------------------------
                                          Donald L. Carano
                                          President


Date:  May 11, 2000                  By:  /s/ Gene R. Carano
                                          -----------------------------------
                                          Gene R. Carano
                                          Treasurer (Principal Financial and
                                          Accounting Officer)

                                 EXHIBITS INDEX

EXHIBIT

NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------


  27                         Financial Data Schedule