Form 10-Q
period 2000-06-30
ELDORADO RESORTS LLC
filed 2000-08-11
CIK 1022644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _____________.

                        Commission file number 333-11811


                              ELDORADO RESORTS LLC
                           ---------------------------
                             ELDORADO CAPITAL CORP.
                           ---------------------------
           (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)


               NEVADA                                  88-0115550
               NEVADA                                  88-0367075
-------------------------------              ----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                  345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
           ----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (775) 786-5700
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Number of shares of common stock of Eldorado Capital Corp. outstanding at August 10, 2000: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q


                                TABLE OF CONTENTS


                                                                                                        PAGE NO.
         PART I.     FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS......................................................................2


                          Condensed Consolidated Balance Sheets................................................2
                          Condensed Consolidated Statements of Income and Comprehensive Income.................4
                          Consolidated Statements of Members' Equity...........................................5
                          Condensed Consolidated Statements of Cash Flows......................................6
                          Notes to Condensed Consolidated Financial Statements.................................8

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS....................................................12

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISKS..................................................................................16


         PART II.    OTHER INFORMATION


             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................17


         SIGNATURES...........................................................................................18


                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              ELDORADO RESORTS LLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  June 30,                    December 31,
                                                                                    2000                          1999
                                                                                ------------                  ------------
                                                                                (unaudited)
                                  ASSETS
Current assets:

        Cash and cash equivalents....................................            $   7,284                     $   9,005
        Marketable securities........................................                1,361                         2,239
        Accounts receivable, net.....................................                5,191                         4,665
        Inventories..................................................                3,419                         3,361
        Prepaid expenses.............................................                1,581                         1,760
                                                                                ------------                  ------------
             Total current assets....................................               18,836                        21,030

Investment in joint venture..........................................               55,373                        49,673

Property and equipment,  net.........................................              151,294                       153,939

Other assets, net....................................................                6,788                         7,136
                                                                                ------------                  ------------
             Total assets............................................            $ 232,291                     $ 231,778
                                                                                ============                  ============



The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  June 30,                    December 31,
                                                                                    2000                          1999
                                                                                ------------                  ------------
                                                                                (unaudited)
                     LIABILITIES AND MEMBERS' EQUITY
Current liabilities:

       Current portion of long-term debt...................................      $     275                       $   262
       Current portion of capital lease obligations........................            384                           686
       Accounts payable....................................................          3,498                         3,703
       Construction and retention payables.................................             43                         1,588
       Interest payable....................................................          3,961                         3,961
       Note payable to related party.......................................          1,450                             -
       Accrued payroll,  taxes and other accruals..........................          6,789                         7,026
                                                                                ------------                  ------------

       Total current liabilities...........................................         16,400                        17,226

Long-term debt, less current portion.......................................        121,802                       127,942
Capital lease obligations, less current portion............................              2                            88
Other liabilities..........................................................          1,547                         1,481
                                                                                ------------                  ------------
       Total liabilities...................................................        139,751                       146,737

Minority interest..........................................................          5,481                         5,264

Members' equity............................................................         86,814                        78,654
Other Comprehensive Income ................................................            245                         1,123
                                                                                ------------                  ------------
       Total Equity........................................................         87,059                        79,777

       Total liabilities and members' equity...............................      $ 232,291                     $ 231,778
                                                                                ============                  ============



The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                 (In thousands)

                                  (unaudited)


                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                   ----------------------------      ----------------------------
                                                                       2000             1999             2000             1999
                                                                   ----------        ----------      ----------        ----------
Operating Revenues:

       Casino.................................................      $ 29,266          $ 29,088        $ 55,036          $ 53,180
       Food, beverage and entertainment ......................        12,693            12,115          24,724            23,261
       Hotel..................................................         4,791             4,715           8,816             8,482
       Equity in net income of unconsolidated affiliate.......         4,104               -             5,700               -
       Other..................................................         1,339             1,582           2,500             3,216
                                                                   ----------        ----------      ----------        ----------
                                                                      52,193            47,500          96,776            88,139
       Less:   Promotional allowances.........................        (4,222)           (4,079)         (8,527)           (7,882)
                                                                   ----------        ----------      ----------        ----------

            Net revenues......................................        47,971            43,421          88,249            80,257

Operating Expenses:

      Casino..................................................        13,017            12,312          25,387            24,093
      Food, beverage and entertainment .......................         8,556             8,303          16,829            15,852
      Hotel...................................................         2,048             1,905           3,881             3,650
      Other...................................................           775             1,057           1,632             1,841
      Selling, general and administrative.....................         7,388             7,384          14,554            14,240
      Management fees.........................................           446               485             896               909
      Depreciation............................................         3,376             3,453           6,752             6,912
                                                                   ----------        ----------      ----------        ----------

             Total operating expenses.........................        35,606            34,899          69,931            67,497
                                                                   ----------        ----------      ----------        ----------

Operating Income..............................................        12,365             8,522          18,318            12,760

Interest Expense, net.........................................        (3,280)           (3,129)         (6,630)           (6,360)
                                                                   ----------        ----------      ----------        ----------

Net Income Before Minority Interest...........................         9,085             5,393          11,688             6,400

Minority Interest in Net (Income)
   of Subsidiary (Note 5)....................................           (156)              -              (217)              -
                                                                   ----------        ----------      ----------        ----------

             Net Income......................................      $   8,929          $  5,393        $ 11,471          $  6,400
                                                                   ==========        ==========      ==========        ==========
Decrease in Marketable Securities Value......................           (634)                -            (878)                -
                                                                   ----------        ----------      ----------        ----------
             Comprehensive Income............................      $   8,295          $  5,393        $ 10,593          $  6,400
                                                                   ==========        ==========      ==========        ==========



The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                             (dollars in thousands)


BALANCE, December 31, 1999..........................................................................    $ 79,777


(Unaudited)
     Net Income.....................................................................................      11,471
     Distributions..................................................................................      (3,311)
     Other Comprehensive Income/(Loss)..............................................................        (878)
                                                                                                       ----------

BALANCE, June 30, 2000..............................................................................    $ 87,059
                                                                                                       ==========



The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                   --------------------------
                                                                                                     2000              1999
                                                                                                  ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income......................................................................          $ 11,471          $  6,400
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation................................................................             6,752             6,912
            Equity in net income of unconsolidated affiliate............................            (5,700)                -
            Minority interest in net income of unconsolidated affiliate.................               217                 -
            (Gain) loss on sale of property and equipment...............................                 5               (53)
            Decrease (Increase) in--
            Accounts receivable, net ...................................................              (526)             (484)
            Note receivable.............................................................                 -               135
            Inventories.................................................................               (58)             (178)
            Prepaid expenses............................................................               179               445
            Other assets, net...........................................................               348               272
      Increase (Decrease) in-
            Accounts payable, construction and retention payables, interest payable,
                 accrued payroll, taxes and other accruals..............................            (1,921)            1,484
            Note payable to related party...............................................             1,450                 -
                                                                                                  ----------         ----------
            Net cash provided by operating activities...................................            12,217            14,933
                                                                                                  ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment.........................................            (4,162)           (2,515)
            Proceeds from sale of property and equipment................................                50               232
                                                                                                  ----------         ----------
            Net cash (used in) investing activities.....................................            (4,112)           (2,283)
                                                                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term and other debt......................................            10,500             7,500
            Principal payments on long-term and other debt..............................           (17,015)          (18,649)
            Distributions...............................................................            (3,311)           (3,100)
                                                                                                  ----------         ----------
            Net cash (used in) financing activities.....................................            (9,826)          (14,249)
                                                                                                  ==========         ==========



The accompanying notes are an integral part of these condensed consolidated statements.

                                            ELDORADO RESORTS LLC

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                 (unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                  -----------------------------
                                                                                                     2000              1999
                                                                                                  ----------         ----------
(DECREASE) IN CASH AND CASH EQUIVALENTS...................................................         $ (1,721)          $ (1,599)

        CASH AND  CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................            9,005              8,087
                                                                                                  ---------          ---------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................         $  7,284           $  6,488
                                                                                                  ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during period for interest..............................................         $  6,343           $  6,079
                                                                                                  ==========         ==========



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

     In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

2.   Marketable Securities

     The following is a summary of available-for-sale securities:


                                                 JUNE 30, 2000                  DECEMBER 31, 1999
                                           -------------------------        -------------------------
                                            COST             MARKET          COST             MARKET
                                           ------           --------        ------           --------
                   Common Stock            1,116             1,361           1,116            2,239


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

4.   Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):


                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     2000                  1999
                                                                                  ----------           ----------
10 1/2% Senior  Subordinated  Notes:  semi-annual  payments of interest  only, in arrears on February 15 and August 15 of each year, maturing August
15, 2006.......................................................................   $ 100,000            $ 100,000

Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the
Base rate or Eurodollar rate; the Eurodollar rate at June 30, 2000 and 1999 was
6.64% and 5.20%, respectively, and the Base rate at June 30, 2000 and 1999 was
9.50% and 7.75%, respectively) due July 31, 2001; secured by substantially
all real property..............................................................      20,000               26,000

Notes payable to individuals, due in monthly installments of $34,614 (including monthly interest at 9%), to August 14, 2006, when principal balance is due;
secured by real property.......................................................       1,961                2,076

Notes Payable, Other...........................................................         116                  128
                                                                                  ----------           ----------
                                                                                    122,077              128,204
Less--Current Maturities.......................................................        (275)                (262)
                                                                                  ----------           ----------
                                                                                  $ 121,802            $ 127,942
                                                                                  ==========           ==========


     Total interest expense for the first six months of 2000 and 1999 was $6.6 million and $6.4 million, respectively.

     The amount of credit available pursuant to the Credit Facility reduced to approximately $31.3 million on June 30, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

5.   Investment in Silver Legacy Resort Casino

     Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000) and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

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

  Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):


                                                                              June 30,             December 31,
                                                                                2000                  1999
                                                                             -----------           -----------
                                                                            (unaudited)
Current assets.....................................................          $   20,332             $  22,638
Property and equipment, net........................................             294,840               300,258
Other assets.......................................................               1,173                 1,315
                                                                             -----------           -----------
         Total assets..............................................           $ 316,345             $ 324,211
                                                                             ===========           ===========

Current liabilities................................................          $   15,298             $  13,564
Long term liabilities..............................................             153,000               174,000
Partners' equity...................................................             148,047               136,647
                                                                             -----------           -----------
         Total liabilities and partners' equity....................          $  316,345             $ 324,211
                                                                             ===========           ===========


Summarized results of operations (in thousands)(unaudited):


                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                          2000               1999                2000                1999
                                      -----------        -----------         -----------         -----------
Net Revenues...................        $  48,667          $  44,371           $  88,382           $  81,637
Operating Expenses.............          (36,786)           (35,362)            (69,481)            (67,438)
                                      -----------        -----------         -----------         -----------

Operating Income...............           11,881              9,009              18,901              14,199
Other (Expense)................           (3,673)            (4,172)             (7,501)             (8,355)
                                      -----------        -----------         -----------         -----------

Net Income.....................        $   8,208          $   4,837           $  11,400           $   5,844
                                      ===========        ===========         ===========         ===========


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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1999

NET REVENUES

     Net revenues increased by approximately $4.6 million, or 10.5%, to $48.0 million for the three months ended June 30, 2000 compared to $43.4 million for the same period in 1999. The Company's increase in net revenues during the three month period ending June 30, 2000 included increases in casino and food, beverage and entertainment revenues. Additionally, net revenues for the three months ended June 30, 2000 include $4.1 million of income from its unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income from its unconsolidated affiliate in the 1999 comparable period as a result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement.

     Casino revenues increased by approximately $0.2 million, or 0.6%, to $29.3 million for the three months ended June 30, 2000 compared to $29.1 million for the same period in 1999. The increase in casino revenues was primarily due to increased revenue from slots due to an increase in gaming volume in lower denomination slots resulting in an increased slot hold percentage as compared to the previous period.

     Food, beverage and entertainment revenues increased by approximately $0.6 million, or 4.8%, to $12.7 million for the three months ended June 30, 2000 compared to $12.1 million during the same period in 1999. The increase was primarily due to the opening of the BuBinga Lounge in December 1999 and the opening of The Eldorado Coffee Company in January 2000.

     Hotel revenues increased by approximately $0.1 million, or 1.6%, to $4.8 million for the three months ended June 30, 2000 compared to $4.7 million during the same period in 1999. The increase was due primarily to an increase in the Eldorado's average daily rate and hotel occupancy rate to approximately $62 and 96% in the second quarter of 2000 as compared to $61 and 95% in the second quarter of 1999. The presence of the WIBC bowling tournament in the 2000 period and the absence of such an event in the 1999 period was a contributing factor in the increase of the Company's average daily rate and occupancy.

     Promotional allowances expressed as a percentage of casino revenues were 14.4% for the second quarter of 2000 compared to 14.0% for the same period in 1999.

OPERATING EXPENSES

     The Company's operating expenses increased by approximately $0.7 million, or 2.0%, to $35.6 million for the three months ended June 30, 2000 from $34.9 million during the same period in 1999. This increase is primarily attributable to an increase in casino and food, beverage and entertainment expenses offset by a reduction in other expenses attributable to lower year 2000 expenses and retail cost of sales.

     Casino expenses increased by approximately $0.7 million, or 5.7%, to $13.0 million for the three months ended June 30, 2000 from $12.3 million during the same period in 1999 due to an increase in the bad debt accrual and charter buses.

     Food, beverage and entertainment expenses increased by approximately $0.3 million, or 3.0%, to approximately $8.6 million for the three months ended June 30, 2000 from approximately $8.3 million during the same period in 1999. The increase is primarily due to increases in food cost of sales and payroll expenditures and the addition of the BuBinga Lounge in December 1999.

     Hotel expenses increased by approximately $0.1 million, or 7.5%, to $2.0 million for the three months ended June 30, 2000 compared with $1.9 million during the same period in 1999 primarily due to a slight increase in payroll expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

     Selling, general and administrative expenses and management fees decreased by approximately 0.4% to $7.8 million for the three months ended June 30, 2000 from $7.9 million during the same period in 1999.

DEPRECIATION

     Depreciation for the three months ended June 30, 2000 was approximately $3.4 million compared to $3.5 million during the same period in 1999 due to certain assets becoming fully depreciated.

INTEREST EXPENSE, NET

     Interest expense, net of capitalized interest and interest income, increased approximately $0.2 million, or 4.8%, to $3.3 million in the second quarter of 2000 compared to $3.1 million for the same period in 1999 primarily as a result of an increase in the average outstanding borrowings in the second quarter of 2000 as compared to the same period in 1999.

NET INCOME

     As a result of the factors described above, net income for the three months ended June 30, 2000 increased by approximately $3.5 million, or 65.6%, to $8.9 million compared to $5.4 million during the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES

     Net revenues increased by approximately $8.0 million, or 10.0%, to $88.2 million for the six months ended June 30, 2000 compared to $80.3 million for the same period in 1999. The Company's increase in net revenues during the 2000 period included increases in casino and food, beverage and entertainment revenues. Additionally, net revenues for the six months ended June 30, 2000 include $5.7 million of income from its unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income from its unconsolidated affiliate in the 1999 comparable period as a result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement.

     Casino revenues increased by approximately $1.9 million, or 3.5%, to $55.0 million for the six months ended June 30, 2000 compared to $53.2 million for the same period in 1999. The increase in casino revenues was due primarily to increased revenue from slots due to an increase in gaming volume in lower denomination slots resulting in an increased slot hold percentage as compared to the previous period.

     Food, beverage and entertainment revenues increased by approximately $1.5 million, or 6.3%, to $24.7 million for the six months ended June 30, 2000 compared to $23.3 million during the same period in 1999. The increase is primarily a result of the opening of the BuBinga Lounge in December 1999 and the opening of The Eldorado Coffee Company in January 2000.

     Hotel revenues increased by approximately $0.3 million, or 3.9%, to $8.8 million for the six months ended June 30, 2000 compared to $8.5 million during the same period in 1999. The increase was due primarily to an increase in the Eldorado's average daily rate to approximately $58 for the six months ended June 30, 2000 as compared to $56 for the same period in 1999. Hotel occupancy remained flat at 93%. The presence of the WIBC bowling tournament in the 2000 period and the absence of such an event in the 1999 period was a contributing factor in the increase of the Company's average daily rate.

     Promotional allowances expressed as a percentage of casino revenues were 15.5% for the six months ended June 30, 2000 compared to 14.8% for the same period in 1999.

OPERATING EXPENSES

     The Company's operating expenses increased by approximately $2.4 million, or 3.6%, to $69.9 million for the six months ended June 30, 2000 from $67.5 million during the same period in 1999. This increase is primarily attributable to an increase in casino and food, beverage and entertainment expenses.

     Casino expenses increased by $1.3 million, or 5.4%, to $25.4 million for the six months ended June 30, 2000 from $24.1 million during the same period in 1999 primarily due to an increase in slot promotional expenditures.

     Food, beverage and entertainment expenses increased by approximately $1.0 million, or 6.2%, to $16.8 million for the six months ended June 30, 2000 from approximately $15.9 million during the same period in 1999. The increase is primarily due to the opening of the BuBinga Lounge in December 1999 and an increase in food cost of sales and payroll expenditures.

     Hotel expenses increased by approximately $0.2 million, or 6.3%, to $3.9 million for the six months ended June 30, 2000 compared to $3.7 million during the same period in 1999 primarily due to a slight increase in payroll expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

     Selling, general and administrative expenses and management fees increased by 2.0% to $15.5 million for the six months ended June 30, 2000 compared to $15.1 million during the same period in 1999. The increase was primarily due to increases in payroll expenditures for the six months ended June 30, 2000 as compared to the 1999 period.

DEPRECIATION

     Depreciation for the six months ended June 30, 2000 was $6.8 million compared to $6.9 million for the same period in 1999, a decrease of 2.3% due to certain assets becoming fully depreciated.

INTEREST EXPENSE, NET

     Interest expense, net of capitalized interest and interest income, increased by approximately $0.3 million, or 4.3%, to $6.6 million for the six months ended June 30, 2000 compared to $6.4 million for the same period in 1999 primarily as a result of an increase in the average outstanding borrowings during the first six months of 2000 as compared to the same period in 1999.

NET INCOME

     As a result of the factors described above, net income for the six months ended June 30, 2000 increased by approximately $5.1 million, or 79.2%, to $11.5 million compared to $6.4 million during the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $19.4 million for the six months ended June 30, 2000, as compared to $19.7 million during the same period in 1999. Net cash provided by operating activities was $12.2 million for the six months ended June 30, 2000 compared to $14.9 million for the same period of the prior year.

     At June 30, 2000, the Company had $7.3 million of cash and cash equivalents and $10.3 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $31.3 million on June 30, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.

     As of June 30, 2000, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes, (ii) $20 million of borrowings and an additional $1.0 million of letters of credit under the Credit Facility and (iii) $2.1 million of other long term debt (net of current portion).

     The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the six months ended June 30, 2000, Resorts made distributions of $3.3 million to its members as compared to $3.1 million during the same period in 1999.

     During the six months ended June 30, 2000, the Company's principal uses of funds were related to debt service and recurring capital expenditures. Total capital expenditures for the six months ended June 30, 2000 were $4.2 million.

     The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words "may", "could", "should", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan" or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations). Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect the Company's Future Results" in Item 1 of our annual report on Form 10-K for the year ended December 31, 1999. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS
                  THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS
                  REPORT.

                  EXHIBIT NUMBER                     DESCRIPTION


                  27                                 FINANCIAL DATA SCHEDULE
                                                     FOR THE SIX  MONTHS ENDED
                                                     JUNE 30, 2000

            (b)   REPORTS ON FORM 8-K

                  NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   ELDORADO RESORTS LLC



Date: August 10, 2000              By: /s/ Donald L. Carano
                                       ---------------------------------------
                                       Donald L. Carano
                                       Chief Executive Officer, President and
                                       Presiding Manager


Date: August 10, 2000              By: /s/ Robert M. Jones
                                       ---------------------------------------
                                       Robert M. Jones
                                       Chief Financial Officer of
                                       Eldorado Resorts LLC (Principal
                                       Financial and Accounting Officer)



                                   ELDORADO CAPITAL CORP.



Date:  August 10, 2000             By: /s/ Donald L. Carano
                                       ---------------------------------------
                                       Donald L. Carano
                                       President


Date:  August 10, 2000             By: /S/ Gene R. Carano
                                       ---------------------------------------
                                       Gene R. Carano
                                       Treasurer (Principal Financial and
                                       Accounting Officer)

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT


 27                          Financial Data Schedule