Form 10-Q
period 2000-09-30
ELDORADO RESORTS LLC
filed 2000-11-13
CIK 1022644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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


                                 (775) 786-5700
      ---------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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


Number of shares of common stock of Eldorado Capital Corp. outstanding at November 10, 2000: 2,500 shares.

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.               FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS................................................................2

                      Condensed Consolidated Balance Sheets...............................................2
                      Condensed Consolidated Statements of Income and Comprehensive Income................4
                      Consolidated Statements of Members' Equity..........................................5
                      Condensed Consolidated Statements of Cash Flows.....................................6
                      Notes to Condensed Consolidated Financial Statements................................7

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................11

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISKS............................................................................15


PART II.             OTHER INFORMATION

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................16


SIGNATURES...............................................................................................17

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              ELDORADO RESORTS LLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              SEPTEMBER 30,                DECEMBER 31,
                                                                                  2000                         1999
                                                                           --------------------         --------------------
                                                                               (unaudited)
                                 ASSETS

Current assets:

        Cash and cash equivalents......................................        $   6,955                    $   9,005
        Marketable securities..........................................              289                        2,239
        Accounts receivable, net.......................................            4,557                        4,665
        Inventories....................................................            3,484                        3,361
        Prepaid expenses...............................................            1,660                        1,760
                                                                           --------------------         --------------------

             Total current assets......................................           16,945                       21,030

Investment in joint venture............................................           59,320                       49,673

Property and equipment,  net...........................................          149,240                      153,939

Other assets, net......................................................            6,966                        7,136
                                                                           --------------------         --------------------

             Total assets..............................................        $ 232,471                    $ 231,778
                                                                           ====================         ====================








The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                                        2000                      1999
                                                                                  -----------------         ------------------
                                                                                    (unaudited)
                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

       Current portion of long-term debt.....................................       $  16,780                  $     262
       Current portion of capital lease obligations..........................             209                        686
       Accounts payable......................................................           4,825                      3,703
       Construction and retention payables...................................              43                      1,588
       Interest payable......................................................           1,385                      3,961
       Accrued payroll, taxes and other accruals.............................           7,176                      7,026
                                                                                  -----------------         ------------------

       Total current liabilities.............................................          30,418                     17,226

Long-term debt, less current portion.........................................         101,730                    127,942
Capital lease obligations, less current portion..............................             -                           88
Other liabilities............................................................           1,581                      1,481
                                                                                  -----------------         ------------------

       Total liabilities.....................................................         133,729                    146,737

Minority interest............................................................           5,632                      5,264

Members' equity..............................................................          93,115                     78,654
Other Comprehensive Income/(Loss)............................................              (5)                     1,123
                                                                                  -----------------         ------------------
       Total Equity..........................................................          93,110                     79,777

       Total liabilities and members' equity.................................       $ 232,471                  $ 231,778
                                                                                  =================         ==================








The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                 (In thousands)

                                   (unaudited)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 -------------------------------    -------------------------------
                                                                     2000              1999             2000              1999
                                                                 --------------     ------------    -------------     -------------
Operating Revenues:
       Casino...............................................     $   33,291         $  31,799       $   88,327         $  84,979
       Food, beverage and entertainment ....................         13,808            13,181           38,532            36,442
       Hotel................................................          5,197             5,240           14,013            13,722
       Equity in net income of unconsolidated affiliate.....          3,947             -                9,647             -
       Other................................................          1,452             1,841            3,952             5,057
                                                                 --------------     ------------    -------------     -------------
                                                                     57,695            52,061          154,471           140,200
       Less:   Promotional allowances.......................         (4,867)           (4,446)         (13,394)          (12,328)
                                                                 --------------     ------------    -------------     -------------

             Net revenues...................................         52,828            47,615          141,077           127,872

Operating Expenses:
      Casino................................................         14,730            13,974           40,117            38,067
      Food, beverage and entertainment .....................          9,141             9,241           25,970            25,093
      Hotel.................................................          2,167             1,910            6,048             5,560
      Other.................................................            754             1,193            2,386             3,034
      Selling, general and administrative...................          7,889             7,686           22,443            21,926
      Management fees.......................................            447               530            1,343             1,439
      Depreciation..........................................          3,385             3,364           10,137            10,276
                                                                 --------------     ------------    -------------     -------------

             Total operating expenses.......................         38,513            37,898          108,444           105,395
                                                                 --------------     ------------    -------------     -------------

Operating Income............................................         14,315             9,717           32,633            22,477

Gain on Sale of Marketable Securities.......................            172             -                  172             -

Interest Expense, net.......................................         (3,236)           (2,838)          (9,866)           (9,198)
                                                                 --------------     ------------    -------------     -------------

Net Income Before Minority Interest.........................         11,251             6,879           22,939            13,279

Minority Interest in Net (Income)
   of Subsidiary (Note 5)...................................           (151)            -                 (368)            -
                                                                 --------------     ------------    -------------     -------------

             Net Income.....................................     $   11,100         $   6,879       $   22,571        $   13,279
                                                                 ==============     ============    =============     =============

Unrealized Loss on Securities:

     Unrealized holding loss arising during period..........           (250)            -               (1,128)            -
     Less: reclassification adjustment for gains included in
        net income..........................................           (172)            -                 (172)            -
                                                                 --------------     ------------    -------------     -------------

             Comprehensive Income...........................     $   10,678         $   6,879       $   21,271        $   13,279
                                                                 ==============     ============    =============     =============


The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                             (dollars in thousands)

BALANCE, December 31, 1999..........................................................................    $ 79,777

(Unaudited)
     Net Income.....................................................................................      22,571
     Distributions..................................................................................      (8,110)
     Other Comprehensive Income/(Loss)..............................................................      (1,128)
                                                                                                     ---------------

BALANCE, September 30, 2000.........................................................................    $ 93,110
                                                                                                     ===============

The accompanying notes are an integral part of these condensed consolidated statements.

                              ELDORADO RESORTS LLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                ------------------------------
                                                                                                    2000             1999
                                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income.........................................................................       $ 22,571         $ 13,279
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation...................................................................         10,137           10,276
            Equity in net income of unconsolidated affiliate...............................         (9,647)            -
            Minority interest in net income of unconsolidated affiliate....................            368             -
            Gain on sale of property and equipment.........................................            (33)             (53)
            Gain on sale of marketable securities..........................................           (172)            -
        Decrease (Increase) in--
            Accounts receivable, net ......................................................            108             (632)
            Note receivable................................................................           -                 377
            Inventories....................................................................           (123)              25
            Prepaid expenses...............................................................            100              212
            Other assets, net..............................................................            170              394
        Increase (Decrease) in--
            Accounts payable, construction and retention payables, interest payable,
                 accrued payroll, taxes and other accruals.................................         (2,749)            (363)
                                                                                                -------------    -------------
            Net cash provided by operating activities......................................         20,730           23,515
                                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment............................................         (5,521)          (3,323)
            Proceeds from sale of marketable securities....................................            994             -
            Proceeds from sale of property and equipment...................................            116              232
                                                                                                -------------    -------------

            Net cash used in investing activities..........................................         (4,411)          (3,091)
                                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term and other debt.........................................         14,000           12,000
            Principal payments on long-term and other debt.................................        (24,259)         (29,152)
            Distributions..................................................................         (8,110)          (6,600)
                                                                                                -------------    -------------

            Net cash used in financing activities..........................................        (18,369)         (23,752)
                                                                                                -------------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS......................................................         (2,050)          (3,328)

        CASH AND  CASH EQUIVALENTS AT BEGINNING
         OF PERIOD.........................................................................          9,005            8,087
                                                                                                -------------    -------------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................       $  6,955        $   4,759
                                                                                                =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during period for interest...............................................       $ 12,022        $  11,575
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

         In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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


2.       Marketable Securities

         The following is a summary of available-for-sale securities (in thousands):

                                              SEPTEMBER 30, 2000                DECEMBER 31, 1999
                                                 (UNAUDITED)
                                        -------------------------------  -------------------------------
                                            COST             MARKET          COST             MARKET
                  Common Stock             294               289            1,116            2,239

During the three months ended September 30, 2000, the Company sold 850,400 shares of marketable securities for proceeds of $994,000. A gain of $172,000 was recognized on this sale. Prior to the sale of these securities, the Company recognized an unrealized loss of $173,000 which is included as a component of "unrealized holding loss" included in computing Other Comprehensive Income.

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

4.       Long Term Debt and Notes Payable

         Long term debt consisted of the following (in thousands):

                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                             2000                1999
                                                                                         -------------        ------------
                                                                                          (unaudited)
         10 1/2% Senior Subordinated Notes: semi-annual payments of interest only,  in arrears on February 15 and August 15 of
         each year, maturing August 15, 2006......................................         $ 100,000           $ 100,000

         Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal
         (plus interest calculated using either the Base rate or
         Eurodollar rate; the Base rate at September 30, 2000 and
         December 31, 1999 was 9.50% and 8.50%, respectively,
         and the Eurodollar rate at September 30, 2000 and December 31,
         1999 was 6.62% and 5.83%, respectively) due July 31, 2001;
         secured by substantially all real property...............................            16,500              26,000

         Notes payable to individuals, due in monthly installments
         of $34,614 (including monthly interest at 9%), to August 14,
         2006, when principal balance is due; secured by real property............             1,900               2,076

         Notes Payable, Other.....................................................               110                 128
                                                                                          ----------           ---------
                                                                                             118,510             128,204
         Less--Current Maturities.................................................           (16,280)               (262)
                                                                                          ----------           ---------
                                                                                           $ 102,230           $ 127,942
                                                                                           =========           =========


         Total interest expense for the first nine months of 2000 and 1999 was $9.9 million and $9.2 million, respectively.

         The amount of credit available pursuant to the Credit Facility reduced to approximately $29.7 million on September 30, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable.


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

         Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

                                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                                        2000                  1999
                                                                                  -----------------      ---------------
                                                                                    (unaudited)
         Current assets.....................................................         $  21,799             $  22,638
         Property and equipment, net........................................           292,122               300,258
         Other assets.......................................................             1,089                 1,315
                                                                                  -----------------      ---------------
                  Total assets..............................................         $ 315,010             $ 324,211
                                                                                  =================      ===============

         Current liabilities................................................         $  21,569             $  13,564
         Long term liabilities..............................................           162,500               174,000
         Partners' equity...................................................           130,941               136,647
                                                                                  -----------------      ---------------
                  Total liabilities and partners' equity....................         $ 315,010             $ 324,211
                                                                                  =================      ===============

Summarized results of operations (in thousands)(unaudited):

                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                             2000                 1999                  2000                    1999
                                        ----------------     ----------------     -----------------      ----------------
         Net Revenues...............       $ 50,436             $ 49,155             $ 138,818             $  130,792
         Operating Expenses.........        (38,565)             (37,434)             (108,046)              (104,871)
                                        ----------------     ----------------     -----------------      ----------------

         Operating Income...........         11,871               11,721                30,772                 25,921
         Other (Expense)............         (3,977)              (4,006)              (11,478)               (12,362)
                                        ----------------     ----------------     -----------------      ----------------

         Net Income.................       $  7,894             $  7,715             $  19,294             $   13,559
                                        ================     ================     =================      ================

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


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         Net revenues increased by approximately $5.2 million, or 11.0%, to $52.8 million for the three months ended September 30, 2000 compared to $47.6 million for the same period in 1999. The increase included increases in casino and food, beverage and entertainment revenues. The principal contributor to the increase was $3.9 million of income from our unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize any income from this unconsolidated affiliate in the 1999 comparable period as a result of a priority allocation to the other joint venture partner pursuant to the Joint Venture Agreement.

          Casino revenues increased by approximately $1.5 million, or 4.7%, to $33.3 million for the three months ended September 30, 2000 compared to $31.8 million for the same period in 1999. The principal contributor to this increase was slot revenue which benefited from an increase in gaming volume. Additionally, an increase in the number of lower denomination slots produced an increased slot hold percentage as compared to the previous period.

         Food, beverage and entertainment revenues increased by approximately $0.6 million, or 4.8%, to $13.8 million for the three months ended September 30, 2000 compared to $13.2 million during the same period in 1999. The increase was primarily due to the opening of the BuBinga Lounge in December 1999 and the opening of The Eldorado Coffee Company in January 2000.

          Hotel revenues were comparable at $5.2 million for the three months ended September 30, 2000 and 1999. The Eldorado's average daily rate and hotel occupancy rate was approximately $68 and 93% in the third quarter of 2000 as compared to approximately $66 and 96% in the third quarter of 1999.

         Promotional allowances, expressed as a percentage of casino revenues, were 14.6% for the third quarter of 2000 compared to 14.0% for the same period in 1999.

OPERATING EXPENSES

         The Company's operating expenses increased by approximately $0.6 million, or 1.6%, to $38.5 million for the three months ended September 30, 2000 from $37.9 million during the same period in 1999. This increase is primarily attributable to an increase in casino and hotel expenses offset by a reduction in year 2000 compliance expenditures and retail cost of sales.

         Casino expenses increased by approximately $0.8 million, or 5.4%, to $14.7 million for the three months ended September 30, 2000 from $14.0 million during the same period in 1999 due to an increase in slot promotional and charter bus expenditures.

         Food, beverage and entertainment expenses decreased by approximately $0.1 million, or 1.1%, to approximately $9.1 million for the three months ended September 30, 2000 from approximately $9.2 million during the same period in 1999. The decrease is primarily due to decreases in entertainment professional services and advertising expenditures offset by the addition of the BuBinga Lounge in December 1999.

          Hotel expenses increased by approximately $0.3 million, or 13.5%, to $2.2 million for the three months ended September 30, 2000 compared with $1.9 million during the same period in 1999. The increase is primarily related to an increase in payroll expenditures and amenities in the Eldorado's hotel rooms.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by approximately 1.5% to $8.3 million for the three months ended September 30, 2000 from $8.2 million during the same period in 1999. The increase is primarily due to an increase in advertising expenditures.


DEPRECIATION

         Depreciation was comparable at $3.4 million for the three months ended September 30, 2000 and 1999.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, increased approximately $0.4 million, or 14.0%, to $3.2 million in the third quarter of 2000 compared to $2.8 million for the same period in 1999 primarily as a result of an increase in the average outstanding borrowings in the third quarter of 2000 as compared to the same period in 1999.


NET INCOME

         As a result of the factors described above, net income for the three months ended September 30, 2000 increased by approximately $4.2 million, or 61.4%, to $11.1 million compared to $6.9 million during the same period in 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         Net revenues increased by approximately $13.2 million, or 10.3%, to $141.1 million for the nine months ended September 30, 2000 compared to $127.9 million for the same period in 1999. The increase included an increase in casino and food, beverage and entertainment revenues. The principal contributor to the increase was $9.6 million of income from our unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize any income from this unconsolidated affiliate for the nine months ended September 30, 1999 as the result of a priority allocation to the other joint venture partner pursuant to the Joint Venture Agreement.

         Casino revenues increased by approximately $3.3 million, or 3.9%, to $88.3 million for the nine months ended September 30, 1999 compared to $85.0 million for the same period in 1999. The principal contributor to this increase was slot revenue which benefited from an increase in gaming volume.

Additionally, an increase in the number of lower denomination slots produced an increased slot hold percentage as compared to the previous period.

         Food, beverage and entertainment revenues increased by approximately $2.1 million, or 5.7%, to $38.5 million for the nine months ended September 30, 2000 compared to $36.4 million during the same period in 1999. The increase is primarily a result of the opening of the BuBinga Lounge in December 1999 and the opening of The Eldorado Coffee Company in January 2000.

         Hotel revenues increased by approximately $0.3 million, or 2.1%, to $14.0 million for the nine months ended September 30, 2000 compared to $13.7 million during the same period in 1999. The increase was due primarily to the Eldorado's average daily rate of approximately $61 in the 2000 period as compared to approximately $59 in the 1999 period, offset by a slight decrease in the hotel occupancy to approximately 93% in the 2000 period as compared to approximately 94% in the 1999 period. The presence of the WIBC bowling tournament in the 2000 period and the absence of such an event in the 1999 period was a contributing factor in the increase of the Company's average daily rate.

         Promotional allowances, expressed as a percentage of casino revenues, were 15.2% for the nine months ended September 30, 2000 compared to 14.5% for the same period in 1999.


OPERATING EXPENSES

         The Company's operating expenses increased by approximately $3.0 million, or 2.9%, to $108.4 million for the nine months ended September 30, 2000 from $105.4 million during the same period in 1999. This increase is primarily attributable to an increase in casino and food, beverage and entertainment expenses.

         Casino expenses increased by approximately $2.1 million, or 5.4%, to $40.1 million for the nine months ended September 30, 2000 from $38.1 million during the same period in 1999 primarily due to an increase in slot promotional and charter bus expenditures.

         Food, beverage and entertainment expenses increased by approximately $0.9 million, or 3.5%, to $26.0 million for the nine months ended September 30, 2000 from approximately $25.1 million during the same period in 1999. The increase is primarily due to the opening of the BuBinga Lounge in December 1999 and an increase in food cost of sales and payroll expenditures.

         Hotel expenses increased by approximately $0.5 million, or 8.8%, to $6.0 million for the nine months ended September 30, 2000 from $5.6 million during the same period in 1999. The increase is primarily related to an increase in payroll expenditures and amenities in the Eldorado's hotel rooms.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses and management fees increased by 1.8% to $23.8 million for the nine months ended September 30, 2000 compared to $23.4 million during the same period in 1999 primarily due to an increase in payroll expenditures.


DEPRECIATION

          Depreciation for the nine months ended September 30, 2000 was $10.1 million compared to $10.3 million for the same period in 1999, a decrease of 1.4% due to certain assets becoming fully depreciated.


INTEREST EXPENSE, NET

         Interest expense, net of capitalized interest and interest income, increased by approximately $0.7 million, or 7.3%, to $9.9 million for the nine months ended September 30, 2000 compared to $9.2 million for the same period in 1999 primarily as a result of an increase in the average outstanding borrowings during the first nine months of 2000, as compared to the same period in 1999.

NET INCOME

         As a result of the factors described above, net income for the nine months ended September 30, 2000 increased by approximately $9.3 million, or 70.0%, to $22.6 million compared to $13.3 million during the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources have been its cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $33.1 million for the nine months ended September 30, 2000, as compared to $32.8 million during the same period in 1999. Net cash provided by operating activities was $20.7 million for the nine months ended September 30, 2000 compared to $23.5 million for the same period of the prior year.

         At September 30, 2000, the Company had approximately $7.0 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letters of credit, it had approximately $12.2 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $29.7 million on September 30, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of the end of each subsequent quarter until July 31, 2001 when it terminates and any balance then outstanding becomes due and payable. The Company anticipates refinancing the Credit Facility at maturity.

         As of September 30, 2000, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes, (ii) $16.5 million of borrowings and an additional $0.9 million of letters of credit under the Credit Facility and (iii) $2.0 million of other long term debt (net of current portion).

         The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the nine months ended September 30, 2000, Resorts made distributions of $8.1 million to its members as compared to $6.6 million during the same period in 1999.

         During the nine months ended September 30, 2000, the Company's principal uses of the funds remaining after the aforementioned distributions related to debt service and recurring capital expenditures. Total capital expenditures for the nine months ended September 30, 2000 were $5.5 million.

         The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of its available cash in the near term will be for recurring capital expenditures and debt service.


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

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)   EXHIBITS
                   THE FOLLOWING EXHIBIT IS FILED AS PART OF THIS REPORT.

                   EXHIBIT NUMBER                     DESCRIPTION
                   --------------                     -----------

                   27                                 FINANCIAL DATA SCHEDULE
                                                      FOR THE NINE  MONTHS ENDED
                                                      SEPTEMBER 30, 2000

             (b)   REPORTS ON FORM 8-K

                   NO REPORT ON FORM 8-K WAS FILED DURING THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                              ELDORADO RESORTS LLC




Date:   November 10, 2000         By:    /S/ DONALD L. CARANO
                                         ---------------------------------------
                                         Donald L. Carano
                                         Chief Executive Officer, President and
                                         Presiding Manager




Date:   November 10, 2000         By:    /S/ ROBERT M. JONES
                                         ---------------------------------------
                                         Robert M. Jones
                                         Chief Financial Officer of
                                         Eldorado Resorts LLC (Principal
                                         Financial and Accounting Officer)




                             ELDORADO CAPITAL CORP.




Date:  November 10, 2000          By:    /S/ DONALD L. CARANO
                                         ---------------------------------------
                                         Donald L. Carano
                                         President




Date:  November 10, 2000          By:    /S/ GENE R. CARANO
                                         ---------------------------------------
                                         Gene R. Carano
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------

  27                       Financial Data Schedule