Form 10-K405
period 2000-12-31
ELDORADO RESORTS LLC
filed 2001-04-02
CIK 1022644

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-11811
                            ------------------------

                              ELDORADO RESORTS LLC
                             ELDORADO CAPITAL CORP.
          (Exact names of registrants as specified in their charters)

                NEVADA                                      88-0115550
                NEVADA                                      88-0367075
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

                 345 NORTH VIRGINIA STREET, RENO, NEVADA 89501
          (Address of principal executive offices, including zip code)

                                 (775) 786-5700
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants: None

    Number of shares of common stock of Eldorado Capital Corp. outstanding at March 27, 2001: 2,500 Shares.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

    The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/ casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere and providing unsurpassed personal service and cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicular traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% interest in a 50/50 joint venture with a subsidiary of Mandalay Resort Group ("Mandalay") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado.

    In 2000, the Company acquired a 42.5% interest in Tamarack Junction, a small casino being constructed in south Reno, which is expected to open in August 2001, and acquired a 5.33% interest in MindPlay LLC, which is developing a system which, if successfully completed, will permit tracking and surveillance of pit gaming operations. In January 2001, the Company exercised options to acquire an additional 15% interest in MindPlay LLC. For additional information concerning these transaction see "Compensation Committee Interlocks and Insider Participation" in Item 11.

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

    The cost incurred by the Company for advertising in 2000 was $4,523,000 compared with $3,918,000 in 1999.

    STRATEGIC EXPANSION AND IMPROVEMENTS. Since opening the Eldorado in 1973, the Company has employed a strategy of continual expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing its successful expansion strategy, the Eldorado opened a state-of-the-art 566-seat showroom in May 1997. The showroom added an entertainment experience that management believes attracts a larger and broader audience of entertainment seekers. The showroom features the only nightly production show of its kind in downtown Reno. In addition, the Company opened a new VIP Lounge in December 1997, offering a relaxing atmosphere, including a complimentary full service bar and VIP room registration for preferred casino customers. In 1998, the Eldorado opened a new slot area across from the property's microbrewery, THE BREW BROTHERS, and a portion of CHOICES RESTAURANT was enclosed and remodeled into a 78-seat Asian cuisine restaurant, the GOLDEN FORTUNE. In December 1999 the Eldorado opened the BUBINGA LOUNGE, a sophisticated intimate nightclub, featuring live music, dance floor, cigar room and two themed bars, all presented in an elegant atmosphere. In 2000, CHOICES RESTAURANT was remodeled adding a sushi bar and Reno's first Dim Sum kitchen. In December 2000, two retail outlets, across from THE BREW BROTHERS, were removed and an additional 93 slot machines were added. Management believes that the addition of these amenities has enhanced the Eldorado's position in the Reno market.

    The Company owns a 31,000 square foot piece of property across the street from and west of the Eldorado which could be used for further expansion of the Eldorado, although there are no immediate plans for the development of this site.

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

    As of December 31, 2000, the Eldorado offered approximately 84,000 square feet of gaming space, with approximately 1,947 slot machines, 78 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It
Ride-Registered Trademark-, Caribbean stud poker, mini-baccarat, two keno games and a poker room. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 68% of the total gaming revenues for the casino in 2000 and provide consistency in revenues and cash flow. A diverse selection of table games and a variety of table limits allow play from a wide range of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

    The interior of the hotel is designed to create a European ambiance and offers 816 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 1999 and 2000, the Eldorado achieved a 91.9% and 91.7% average hotel occupancy rate at an Average Daily Rate ("ADR") of approximately $58 and $59 in 1999 and 2000, respectively.

    The Eldorado is nationally recognized for its exceptional cuisine. Management believes that the Eldorado's superior cuisine and wide-ranging selection of dining opportunities are crucial factors in attracting and retaining customers. All of the Eldorado's dining venues, which range from buffet to gourmet, offer high quality food at reasonable prices. The following chart details the Eldorado's dining venues, their respective seating capacities and their outstanding attributes, including the awards and distinctions each has received.

                              ELDORADO RESTAURANTS

                                   SEATING
DINING VENUE                       CAPACITY                           DESCRIPTION
- ------------                       --------   ------------------------------------------------------------
Roxy                                175  -    A Parisian-style bistro, restaurant and bar offering French country fare, steak and seafood
                                         -    Designed by famed restaurant designer Pat Kuleto to feature seven distinct architectural styles
                                         -    Voted BEST GOURMET RESTAURANT, BEST WINE LIST and BEST
                                              MARTINI by CASINO PLAYER magazine 2000
                                         -    Received "Award of Excellence" from WINE SPECTATOR 1998,
                                              1999 and 2000
                                         -    Received prestigious DIRONA AWARD 1999 and 2000

La Strada                           170  -    Features northern Italian cuisine in an Italian countryside villa setting
                                         -    Voted BEST ITALIAN RESTAURANT by CASINO PLAYER magazine 1999
                                         -    Recipient of the WINE SPECTATOR AWARD OF EXCELLENCE in each of the past eight years
                                         -    Hailed in the March 1993 issue of BON APPETIT magazine as a
                                              "sure thing in Reno" for food lovers

The Brew Brothers                   225  -    The first microbrewery located in a hotel/casino. Features a variety of handcrafted beers and live nightly entertainment
                                         -    Named as the area's best saloon in NEVADA magazine's Best of
                                              Nevada Poll 1999 and 2000
                                         -    Offers eight microbrewed beers, including Lady Luck Lager,
                                              Eldorado Extra Pale Honey Ale, Redhead Amber Ale, Wild Card
                                              Wheat Ale, Big Dog Ale, Gold Dollar Pale Ale, Double Down
                                              Stout and a rotating seasonal brew
                                         -    Named BEST BREWPUB IN AMERICA by NIGHTCLUB AND BAR magazine in 1999

The Grill Steakhouse                185  -    A spirited, lively steak and seafood house
                                         -    Specializes in prime rib and grilled entrees at affordable prices
                                         -    Offers top quality USDA cuts of beef and fresh seafood, a
                                              "never-ending" salad and fruit bar with homemade soups and a spectacular Friday night Seafood Buffet

Chefs' Buffet                       525  -    A 220-foot buffet offering a wide variety of cuisines,
                                              including a Mongolian barbecue, pizza station, omelet
                                              station and a salad, fruit, ice cream and dessert bar
                                         -    Features an open exhibition kitchen where customers can
                                              observe meals being prepared
                                         -    Named BEST BUFFET by CASINO PLAYER magazine 2000

Tivoli Gardens                      210  -    A 24-hour restaurant with a menu featuring Asian, Italian,
                                              Mexican and South American cuisines
                                         -    Features the Eldorado Coffee Company, where fresh coffee
                                              beans are roasted each day for use throughout the hotel and for retail purchase

Choices Express Cafe/               185  -    A food court offering a diverse selection of cuisines,
                                              including
Asian Gourmet                                 American specialties, Chinese, Thai, Japanese and Korean BBQ specialties along with Reno's first Dim Sum kitchen and a
                                              sushi bar

Golden Fortune--                    78   -    Authentic Hong Kong style cuisine offering 90 specialties
He Fu Li                                 -    A classic Chinese setting atmosphere featuring hand blown
                                              and stained glass imported from China
                                         -    Awarded the INTERNATIONAL AWARD OF EXCELLENCE by the
                                              Restaurant and Hospitality Rating Bureau in 1999

    The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include THE BREW BROTHERS microbrewed beers and wines from the Ferrari Carano Winery.

    The Eldorado features a 566-seat showroom, the BUBINGA LOUNGE, which is an intimate nightclub, and a VIP lounge. Other amenities offered by the Eldorado include retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to the Eldorado which hosts a variety of special events. The Eldorado has parking facilities for over 1,000 vehicles including a 659-space self-park garage and a 366-space valet parking facility.

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

    The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,712 guest rooms and suites, many of which feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 2000, the Silver Legacy's casino featured approximately 88,500 square feet of gaming space and contained 2,255 slot machines and 79 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride-Registered Trademark-, Caribbean stud poker, Baccarat and Pai Gow, three keno games and a race and sportsbook. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

    The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and custom retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of over 4,100 rooms, 20 restaurants and enough parking to accommodate approximately 5,383 vehicles, and as of December 31, 2000, approximately 5,876 slot machines and 230 table games. The Company's management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

SILVER LEGACY JOINT VENTURE AGREEMENT

    The Silver Legacy was developed by the Silver Legacy Joint Venture formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture (the "Joint Venture Agreement") dated as of March 1, 1994, between ELLC and Galleon, Inc. ("Mandalay Sub"). Under the terms of the Joint Venture Agreement, each of ELLC and Mandalay Sub (together the "Partners") owns a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each Partner was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value equal to 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed real property worth $25.0 million on which to build the Silver Legacy and $26.9 million in cash and Mandalay Sub contributed $51.9 million in cash. In addition, pursuant to the Joint Venture Agreement, Mandalay Sub's parent corporation, Mandalay Resort Group, provided certain loans to the Silver Legacy Joint Venture for the costs of developing and constructing the Silver Legacy and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the development and construction costs (such loans and financing are collectively referred to herein as the "Construction Financing"). In return, Mandalay receives from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing. The Original Silver Legacy Credit Agreement, as amended and restated, most recently on November 24, 1997 (the "Silver Legacy Credit Agreement") is secured by a deed of trust on the Silver Legacy and by security interests in other assets of the Silver Legacy Joint Venture. Under the terms of the Silver Legacy Credit Agreement, the borrowing limit ($179.0 million at December 31, 2000) is subject to scheduled reductions (adjustable ratably for any voluntary permanent reductions) (with the next such reduction being due on March 31, 2001), of $5.5 million quarterly through December 31, 2002, $6 million on March 31, 2003, and the balance on June 30, 2003 when any indebtedness then outstanding thereunder will become due and payable. Each of ELLC's and Mandalay Sub's ability to participate in cash flows generated by the Silver Legacy is limited by the terms of the Joint Venture Agreement and the Silver Legacy Credit Agreement. On November 24, 1997, in connection with the most recent amendment and restatement of the Silver Legacy Credit Agreement, the Silver Legacy Joint Venture repaid its indebtedness to Mandalay in the amount of $35.1 million and funded the repayment by an additional advance under the Silver Legacy Credit Agreement. As of December 31, 2000, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $163.5 million (representing the principal amount then outstanding under the Silver Legacy Credit Agreement) plus accrued interest of $1,389,000.

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

    The Company and its partner in the Silver Legacy are currently disputing the allocation of the capital accounts as well as the timing and sequencing of cash flow payments in the future from the capital accounts from the Silver Legacy. In the opinion of management, the outcome of such disagreement will not have a material adverse impact on the Eldorado.

    MANAGEMENT. The Silver Legacy Joint Venture is managed by an Executive Committee, a Managing Partner and a General Manager. The Executive Committee consults with, reviews, monitors and oversees the performance of the Managing Partner and the General Manager, thus functioning in a capacity similar to a corporation's board of directors. The Executive Committee may act only upon the approval of a majority of its members. The Executive Committee has five members, three of whom are appointed by the Managing Partner and the other two of whom are appointed by the other Partner. The Joint Venture Agreement names Mandalay Sub as the Managing Partner. The current members of the Executive Committee appointed by the Managing Partner are Steve Greathouse, Yvette Landau and Tom Robinson; the current members appointed by ELLC are Gene Carano and Robert Jones.

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

RENO MARKET

    The Reno market, one of the larger gaming markets in the United States, generated approximately $1.0 billion of gaming revenues in 2000. The opening of the Silver Legacy in 1995 marked Reno's first opening of a newly constructed major hotel/casino since 1978 and its first themed mega-resort, representing an approximately 13% increase in the number of hotel rooms and an approximately 10% increase in the number of gaming positions in the Reno market. As of December 31, 2000, the Reno market featured 16,515 hotel rooms which had an estimated 78.2% average hotel occupancy rate in 2000. According to the Reno Sparks Convention and Visitors Authority (the "Visitors Authority"), other approved or announced projects are expected to add up to approximately 3,000 rooms to the Reno market within a decade, although the Company can not predict how many rooms will actually be completed and placed into service.

    Reno is the second largest city in Nevada, with a population of approximately 180,000 as of December 2000, and is located at the base of the Sierra Nevada mountains along Interstate 80, approximately 140 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market which attracts visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. According to the Visitors Authority, visitors to the Reno market stayed an average of 2.4 nights in 2000. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno's annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Visitors Authority, the greater Reno area attracted an estimated 5.2 million visitors in 2000 compared with 5.0 million in 1999.

    The following table sets forth certain statistical information for the Reno market for the years 1996 through 2000 as reported by the Visitors Authority, the Nevada State Gaming Control Board and Reno/Tahoe International Airport.

                                THE RENO MARKET

                                           1996        1997        1998        1999         2000
                                         ---------   ---------   ---------   ---------   ----------
Gaming Revenues (000's)................  $ 885,578   $ 901,989   $ 929,844   $ 968,531   $1,026,698
Gaming Positions(1)(2).................     32,164      31,762      30,816      30,526       30,951
Hotel Rooms(1).........................     15,536      15,773      15,271      15,957       16,515
Average Hotel Occupancy Rate...........       83.3%       80.3%       79.1%       78.8%        78.2%
Airline Passenger Arrivals(3)..........  3,450,920   3,503,112   3,427,565   3,097,033    2,812,437
Convention Attendance(4)...............    196,707     250,170     256,285     194,782      180,926

- ------------------------

(1) As of December 31 for each period shown.

(2) Calculated from information provided by the Nevada State Gaming Control
    Board.

(3) Deplaned passengers to Reno/Tahoe International Airport.

(4) Convention Attendance includes the Bowling Congress tournaments.

    The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American

Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") through 2009 and is expected to host many other tournaments for other bowling organizations. The National Bowling Stadium was the site of the WIBC's National Championship Bowling Tournament in 1997 and 2000 and has been selected as the site of that tournament in 2003, 2006 and 2009. The National Bowling Stadium was the site of the ABC's National Championship Bowling Tournament in 1998 and has been selected as the site of that tournament in 2001, 2004 and 2007, providing a major bowling tournament in Reno two out of every three years through the year 2009. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, nightclub and retail space and can be configured to host special events and conventions.

    In 2000, eight scheduled airlines and a number of other charter airlines provided non-stop service between Reno and approximately 16 North American cities, providing outbound available seats for more than 10,373 people daily. The primary user of the airport is Southwest Airlines, with approximately 88 daily flights to or from Reno as of December 31, 2000. The Eldorado and Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

COMPETITION

    The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 39 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel/casinos that each generate over $36 million in annual gaming revenues, including Circus Circus-Reno and the Silver Legacy. The Visitors Authority estimates that up to approximately 3,000 rooms will be added to the Reno market within a decade. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. To a lesser extent, the Company also competes with hotel/casino operations located in Las Vegas and Laughlin, Nevada and in the Lake Tahoe area. A substantial number of customers travel to both Reno and the Lake Tahoe market during their visits. Consequently, the Company believes that its success is influenced to some degree by the success of the Lake Tahoe market. Environmental restrictions place limitations on the expansion of hotels and casinos in the Lake Tahoe market. Additionally, the Company competes with casino gaming on Native American-owned lands throughout California, Washington and Oregon, from where it is estimated the Reno market drew in excess of 68% of its visitors in 2000. Furthermore, since the 1980's, legalized gaming opportunities have proliferated throughout the United States, and the Company now competes with pari-mutuel wagering, state-sponsored lotteries, card clubs, bingo, off-track betting, riverboat and other forms of legalized gaming.

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

    Riverboat, dockside or land-based casino gaming is currently legal in 19 states and casino gaming on Native American-owned land is legal in at least 29 states, including California, Washington, and Oregon. In addition, California (from which the Reno market drew approximately 51% of its visitors, and whose residence contributed a significant portion of the Company's revenues, in 2000) allows other non-casino style gaming, including pari-mutuel wagering, state-sponsored lottery, card clubs, bingo, and off-track betting. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on the Company's operations. Furthermore, while the Company believes that the continued spread of legalized gaming may in the future present the Company with opportunities for expansion (subject to available financing), increased legalized gaming in other states, particularly in areas close to Reno, such as California, Washington and Oregon, could adversely affect the Company's operations.

NEVADA REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act (the "Nevada Act") and regulations promulgated thereunder as well as various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local and governmental authorities (collectively with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities"). The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which seek to, among other things, (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities,
(iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    Resorts, which operates the Eldorado, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. Resorts and Capital each are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). Registered Corporations are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a member of, or receive any percentage of the profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. All of the members of Resorts have obtained the licenses and approvals necessary to own their respective interests in the Company. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at the Eldorado.

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

THE NATIONAL GAMBLING IMPACT STUDY COMMISSION'S RECOMMENDATIONS

    A National Gambling Impact Study Commission (the "Commission") was established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the Commission voted to recommend that the expansion of gambling be curtailed. In June 1999, the Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Below are highlights of some of those recommendations:

    - Legal gaming should be restricted to those at least 21 years of age;

    - Betting on college and amateur sports should be banned;

    - The introduction of casino-style gambling at pari-mutuel racing facilities for the primary purpose of saving the pari-mutuel facility financially should be prohibited;

    - Internet gaming should be banned within the United States;

    - The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and

    - State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The Commission differentiated casino gaming from stand-alone slot machines (e.g., in convenience stores), Internet gaming and lotteries which the Commission stated do not provide the same economic development.

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

    The Company has expended approximately $738,000 in connection with environmental matters from January 1, 1993 through December 31, 2000, of which approximately $1,425 was expended during 2000 and approximately $2,500 was expended in 1999.

EMPLOYEES

    As of December 31, 2000, the Company had 2,364 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

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

    - The Company's operations and those of the joint venture in which it participates are affected by changes in general economic and market conditions nationally as well as such conditions in the Reno area where the Company's and its joint venture's operations are conducted and in those areas where their customers live, including California.

    - The highway between Reno and northern California, where a large number of the Eldorado's and Silver Legacy's customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

    - Because all of the operations of the Company and the joint venture in which it participates are in Reno, any economic, weather or other conditions which adversely impact gaming operations in the Reno area will impact all of the operations of the Company and the joint venture in which the Company participates.

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

    - The Company and its partner in the Silver Legacy are currently disputing the allocation of the capital accounts as well as the timing and sequencing of cash flow payments in the future from the capital accounts from the Silver Legacy. In the opinion of management, the outcome of such disagreement will not have a material adverse impact on the Eldorado.

    - There is intense competition to attract and retain management and key employees in the gaming industry. The Company's business or the business of the joint venture in which it participates could be adversely affected in the event of the inability to recruit or retain key personnel.

ITEM 2. PROPERTIES.

    The Company's executive offices reside inside the Eldorado, which is located on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2000 totaled approximately $659,000. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's revolving credit facility (the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $28.1 million on December 31, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of March 31, 2001. The Credit Facility terminates on July 31, 2001 and any balance then outstanding becomes due and payable. At December 31, 2000, the indebtedness outstanding under the Credit Facility was $15.0 million. The Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property located across the street from the Eldorado, all related personal property, substantially all other assets of the Company and a pledge of the Company's interest in ELLC. In addition, Capital has guaranteed the Company's obligations under the Credit Facility. The Company anticipates entering into a new credit facility in the second quarter of 2001.

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

    The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 2000, this parcel was subject to an encumbrance securing the repayment of indebtedness of $1,839,000 in addition to the aforementioned second deed of trust securing the Company's interest under the Credit Facility.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no established public trading market for (i) Resorts' outstanding membership interests which were owned of record by three entities, two individuals and various trusts for the benefit of members of the Carano family as of December 31, 2000, or (ii) the common stock of Capital, which is a wholly-owned subsidiary of Resorts. See Item 12 of this Report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 2000 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions of Resorts to its members aggregated $29.6 million and $8.1 million for 1999 and 2000, respectively, of which approximately $8.2 million in 1999 and $8.1 million in 2000 was for income taxes.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------
                                                              1996       1997       1998       1999       2000
                                                            --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Operating revenues:
  Casino..................................................  $104,608   $104,513   $104,441   $112,967   $113,613
  Food, beverage and entertainment........................    34,483     41,061     44,330     48,125     50,806
  Hotel...................................................    16,784     17,769     18,142     17,824     18,005
  Equity in net income of
    unconsolidated affiliate(1)...........................     1,758        390         --      2,881     11,935
  Other...................................................     7,120      7,093      6,698      5,959      5,508
  Less promotional allowances.............................   (14,102)   (14,545)   (15,296)   (16,483)   (17,612)
                                                            --------   --------   --------   --------   --------
    Net revenues..........................................   150,651    156,281    158,315    171,273    182,255
Operating expenses:
  Casino..................................................    44,557     45,786     47,575     51,153     53,112
  Food, beverage and entertainment........................    26,225     30,531     33,017     33,236     34,791
  Hotel...................................................     7,219      7,387      7,611      7,412      8,005
  Other...................................................     3,246      3,510      3,881      4,013      3,151
  Selling, general and administrative(2)..................    29,237     30,566     29,745     31,103     32,139
  Depreciation............................................    10,361     12,478     13,718     13,652     13,439
                                                            --------   --------   --------   --------   --------
    Total Operating expenses..............................   120,845    130,258    135,547    140,569    144,637
                                                            --------   --------   --------   --------   --------
Operating income..........................................    29,806     26,023     22,768     30,704     37,618
Interest expense, net.....................................   (10,935)   (13,694)   (13,151)   (12,153)   (13,016)
Other Income..............................................        --         --         --      2,327         60
                                                            --------   --------   --------   --------   --------
Net income before minority interest.......................    18,871     12,329      9,617     20,878     24,662
Minority interest in net income of
  unconsolidated affiliate(3).............................      (408)       (91)        --       (110)      (455)
                                                            --------   --------   --------   --------   --------
Net income(4).............................................  $ 18,463   $ 12,238   $  9,617   $ 20,768   $ 24,207
                                                            ========   ========   ========   ========   ========
OTHER DATA:
EBITDA(5).................................................  $ 38,409   $ 38,111   $ 36,486   $ 41,475   $ 39,122
Net cash provided by (used in):
  Operating activities....................................    31,201     22,782     23,122     35,020     26,914
  Investing activities....................................   (22,336)   (15,837)    (5,484)    (8,596)    (6,495)
  Financing activities....................................    (9,202)    (6,361)   (15,920)   (25,506)   (20,057)
Capital expenditures......................................    24,981     15,957      5,665      7,830      7,763
OPERATING DATA(6):
Number of hotel rooms(7)..................................       817        815        816        816        816
Average hotel occupancy rate(7)...........................      93.6%      90.1%      92.8%      91.9%      91.7%
Casino square footage(7)..................................    81,500     81,500     84,000     84,000     84,000
Number of slot machines(7)................................     1,976      1,858      1,871      1,880      1,947
Number of table games(7)..................................        89         79         79         78         78

                                                                              AT DECEMBER 31,
                                                            ----------------------------------------------------
                                                              1996       1997       1998       1999       2000
                                                            --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................................  $  5,785   $  6,369   $  8,087   $  9,005   $  9,367
Total assets..............................................   234,293    238,627    231,258    231,778    235,725
Total debt................................................   128,503    129,404    124,884    128,978    117,031
Members' equity(8)........................................    84,031     89,269     87,486     79,777     94,751

 SEE FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA WHICH APPEAR ON THE NEXT
                                     PAGE.

               FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Equity in net income of unconsolidated affiliate represents ELLC's 50% joint venture interest in the Silver Legacy Joint Venture.

(2) Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts has entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 1998, 1999 and 2000 of $3.9 million, $4.4 million and $4.0 million, respectively.

(3) Minority interest in net income of unconsolidated affiliate represents the minority partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by Resorts' equityholders. In June 1998, ELLC completed a recapitalization, effective June 30, 1997, decreasing minority interest in net income of unconsolidated affiliate from approximately 23% to approximately 4%.

(4) As a limited liability company, Resorts is not (and its Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such liabilities.

(5) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 1999, EBITDA was adjusted to exclude Other Income of $2.3 million from the sale of the Company's one-third interest in Express Vacations LLC. For the year ended
    December 31, 2000, EBITDA was adjusted to exclude Gain on the Sale of Marketable Securities of $60,000. For the years ended December 31, 1996, 1997, 1999 and 2000 EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliate of $1.8 million, $0.4 million, $2.9 million, and $11.9 million, respectively. EBITDA as presented may not be comparable to EBITDA of other entities as other entities may not calculate EBITDA in the same manner. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

(6) Excludes the operating data of the Silver Legacy.

(7) As of the end of each period presented.

(8) Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

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

    The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See
Note 7 of the Notes to the Consolidated Financial Statements included in this Report.

    The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO
YEAR ENDED DECEMBER 31, 1999

NET REVENUES

    Net revenues increased by approximately $11.0 million, or 6.4%, to $182.3 million for the year ended December 31, 2000 compared to $171.3 million for the year ended December 31, 1999. The principal contributor to the increase was $11.9 million of income for the year ended December 31, 2000 compared to $2.9 million for the same period in 1999 from our unconsolidated affiliate, the Silver Legacy Joint Venture. The Company recognized income from its unconsolidated affiliate for only part of the year in 1999 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 7 of the Notes to the Consolidated Financial Statements included in this Report.

    Casino revenues increased by 0.6% to $113.6 million for the year ended December 31, 2000, compared to $113.0 million for the year ended December 31, 1999. The principal contributor to this increase was slot revenue, which benefited from an increase in the number of lower denomination slots which produced an increased slot hold percentage as compared to the previous period.

    Food, beverage and entertainment revenues increased by approximately
$2.7 million, or 5.6%, to $50.8 million for the year ended December 31, 2000 compared to $48.1 million in 1999. The increase was primarily due to the opening of the BUBINGA LOUNGE in December 1999 and the opening of the Eldorado Coffee Company in January 2000.

    Hotel revenues increased slightly to $18.0 million for the year ended December 31, 2000 from $17.8 million for the year ended December 31, 1999, an increase of 1.0%. The increase is primarily a result of an increase in the Company's average daily rate ("ADR") to approximately $59 for the year ended December 31, 2000 compared to approximately $58 for the same period in 1999. The hotel occupancy was comparable at approximately 92% for the years ended December 31, 2000 and 1999.

    Other revenues decreased to $5.5 million for year ended December 31, 2000 as compared to $6.0 million in 1999. The decrease is attributable to lower revenue in retail and the Arcade, due to a decrease in the number of retail outlets and decreasing the size of the Arcade.

    Promotional allowances expressed as a percentage of casino revenues were 15.5% in 2000 as compared to 14.6% in 1999.

OPERATING EXPENSES

    The Company's operating expenses increased by 2.9% to $144.6 million for the year ended December 31, 2000 from $140.6 million for the year ended
December 31, 1999. This increase is mainly attributable to increased casino, food, beverage and entertainment and selling, general and administrative expenses.

    Casino expenses increased by 3.8% to $53.1 million for the year ended December 31, 2000 from $51.2 million for the year ended December 31, 1999. The increase is attributable to increases in bad debt, charter buses and slot promotional expenditures, offset by outsourcing the race and sportsbook.

    Food, beverage and entertainment expenses increased by approximately
$1.6 million, or 4.7%, to $34.8 million for the year ended December 31, 2000 from $33.2 million for the year ended December 31, 1999. The increase is primarily a result of the opening of the BUBINGA LOUNGE in December 1999 and an increase in food cost of sales and payroll expenditures.

    Hotel expenses increased by 8.0%, or $0.6 million, to $8.0 million for the year ended December 31, 2000 from $7.4 million for the year ended December 31, 1999 due to a slight increase in payroll expenditures and upgrading guest amenities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

    Selling, general and administrative expenses and management fees increased by 3.3% to $32.1 million for the year ended December 31, 2000 from $31.1 million during the same period in 1999. The increase was primarily due to an increase in payroll expenditures and increased utility costs.

DEPRECIATION

    Depreciation decreased slightly to $13.4 million for the year ended
December 31, 2000 compared to $13.7 million in 1999, due to some assets becoming fully depreciated.

INTEREST EXPENSE, NET

    Interest expense, net of capitalized interest and interest income, increased 7.1%, or $0.9 million, to $13.0 million for the year ended December 31, 2000 compared to $12.2 million for the year ended December 31, 1999. Interest expense increased as a result of an increase in the average outstanding borrowings during 2000 as compared to 1999. The Company capitalized interest of approximately $105,000 for the year ended December 31, 2000 compared to $36,000 during 1999.

OTHER INCOME

    In 1999, Travelbyus.com purchased for approximately $660,000 and approximately $1.1 million of its stock, the Company's one-third interest in Express Vacations LLC d.b.a. QQuick Escapes. The Company recognized an approximate $1.7 million gain on the transaction. The Company also recognized distributions in the amount of $597,000 made by QQuick Escapes in 1999. In 2000, the Company had a $60,000 gain on the sale of the Travelbyus.com stock.

NET INCOME

    As a result of the factors described above, net income for the year ended December 31, 2000 increased by 16.6% to $24.2 million compared to a net income of $20.8 million in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO
YEAR ENDED DECEMBER 31, 1998

NET REVENUES

    Net revenues increased by approximately $13.0 million, or 8.2%, to $171.3 million for the year ended December 31, 1999 compared to $158.3 million for the year ended December 31, 1998. The increase in net revenues resulted from increases in casino revenues and food, beverage and entertainment revenues. Net revenues for the year ended December 31, 1999 include $2.9 million of income from its unconsolidated affiliate, the Silver Legacy Joint Venture. The Company did not recognize income (loss) from its unconsolidated affiliate in 1998 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 7 of the Notes to the Consolidated Financial Statements included in this Report.

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

    Hotel revenues decreased slightly to $17.8 million for the year ended December 31, 1999 from $18.1 million for the year ended December 31, 1998, a decrease of 1.8%. The decrease is primarily a result of a decrease in the Company's hotel occupancy rate and ADR for the year ended December 31, 1999 compared to the same period in 1998 to approximately 92% and $58 from approximately 93% and $60, respectively.

    Other revenues decreased to $6.0 million for year ended December 31, 1999 as compared to $6.7 million in 1998. This decrease is primarily related to a decrease in retail revenue and the Arcade, due to construction during the fourth quarter.

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

INTEREST EXPENSE, NET

    Interest expense, net of capitalized interest and interest income, decreased 7.6%, or $1.0 million, to $12.2 million for the year ended December 31, 1999 compared to $13.2 million for the year ended December 31, 1998. Interest expense decreased as a result of a decrease in the average outstanding borrowings during 1999 as compared to 1998. The Company capitalized interest of approximately $36,000 for the year ended December 31, 1999 compared to $72,000 during 1998.

OTHER INCOME

    In November 1999, Travelbyus.com purchased for approximately $660,000 and approximately $1.1 million of its stock, the Company's one-third interest in Express Vacations LLC d.b.a. QQuick Escapes. The Company recognized an approximate $1.7 million gain on the transaction. The Company also recognized distributions in the amount of $597,000 made by QQuick Escapes in 1999.

NET INCOME

    As a result of the factors described above, net income for the year ended December 31, 1999 increased by 116.0% to $20.8 million compared to a net income of $9.6 million in 1998.

CORPORATE EXPENSES/MANAGEMENT FEES

    The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational
Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended
December 31, 1998, 1999 and 2000 of $3.9 million, $4.4 million and
$4.0 million, respectively.

SEASONALITY

    Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 1998, 1999 and 2000.

                                                           1998       1999       2000
                                                         --------   --------   --------
First quarter..........................................    21.3%      21.6%      23.2%
Second quarter.........................................    26.0%      25.3%      25.9%
Third quarter..........................................    27.7%      27.6%      28.9%
Fourth quarter.........................................    25.0%      25.5%      22.0%
                                                          -----      -----      -----
  Total................................................   100.0%     100.0%     100.0%

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $39.1 million for the year ended December 31, 2000, as compared to $41.5 million during the same period in 1999. Net cash provided by operating activities was $26.9 million for the year ended December 31, 2000 compared to $35.0 million for the prior year.

    At December 31, 2000, the Company had $9.4 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letters of credit, it had approximately $12.4 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes (the "Offering") were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $28.1 million on December 31, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of March 31, 2001. The Credit Facility terminates on July 31, 2001 and any balance then outstanding becomes due and payable. The Company anticipates entering into a new credit facility in the second quarter of 2001.

    As of December 31, 2000, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes, (ii) $15 million of borrowings and an additional $0.7 million of letters of credit under the Credit Facility and
(iii) $1.7 million of other long term debt (net of current portion).

    The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the year ended December 2000, Resorts made distributions of $8.1 million to its members as compared with distributions of $29.6 million during 1999, of which approximately $8.2 million in 1999 and $8.1 million in 2000 was for income taxes.

    During the year ended December 31, 2000, the Company's principal uses of funds, remaining after the aforementioned distributions, related to debt service and recurring capital expenditures. Total capital expenditures for the year ended December 31, 2000 were $7.8 million.

    The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from a new credit facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in 2001 will be for hotel remodeling ($5.8 million), Tamarack Junction ($6.6 million), MindPlay ($1.1 million), recurring capital expenditures and debt service. An additional $5.0 million has been allocated towards the Company's involvement in the construction of a proposed downtown multi-use entertainment facility.

MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The interest rate on a portion of the Company's debt
($15.0 million at December 31, 2000) is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor. To date, we have not invested in derivative or foreign currency based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings under our bank credit facilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the Report of Independent Public Accountants and the consolidated financial statements of Eldorado Resorts LLC appearing on pages 44 through 62 of this Report, which are incorporated in this Item 8 by such reference.

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

                      BOARD MEMBERS AND EXECUTIVE OFFICERS

NAME                                          AGE                     POSITION(S)
- ----                                        --------   ------------------------------------------
Donald L. Carano..........................     69      Presiding Board Member, Chief Executive
                                                       Officer and President of Resorts;
                                                       President and Director of Capital
Robert M. Jones...........................     58      Chief Financial Officer of Resorts
Gene R. Carano............................     45      Vice President and Secretary of Resorts
                                                       and General Manager of the Eldorado;
                                                       Treasurer of Capital
Gregg R. Carano...........................     41      Vice President of Resorts and Vice
                                                       President of Food and Beverage of the
                                                       Eldorado; Director of Capital
Gary L. Carano............................     48      Board Member--Appointed by Recreational
                                                       Enterprises, Inc. as its corporate
                                                       representative
Raymond J. Poncia, Jr.....................     67      Board Member--Appointed by Hotel Casino
                                                       Management, Inc. as its corporate
                                                       representative; Director of Capital
Leslie Stone Heisz........................     40      Board Member

                                                                 SIGNIFICANT EMPLOYEES
NAME                                          AGE                     POSITION(S)
- ----                                        --------   ------------------------------------------
Robert B. MacKay..........................     53      Director of Administration of the Eldorado
Robert B. Mouchou.........................     45      Vice President of Operations of the
                                                       Eldorado
Rick W. Murdock...........................     45      Vice President of Sales and Casino
                                                       Marketing of the Eldorado
Rhonda B. Carano..........................     47      Vice President of Advertising and Public
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

    GREGG R. CARANO. Mr. Carano has served as Vice President of Resorts or its predecessor since 1994 and has served as Vice President of the Eldorado since July 1998. From 1993 until July 1998 he served as a Co-General Manager of the Eldorado. He served as General Manager of Circus Circus-Reno from 1993 to 1994. From 1985 to 1993, Mr. Carano served as Director of Food and Beverage at the Eldorado. Mr. Carano holds a Bachelor of Science Degree in Hotel/Restaurant Management from Florida International University and an Associates Degree in Occupational Studies in Culinary Arts from the Culinary Institute of America.

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

    LESLIE STONE HEISZ. Ms. Heisz has been a Board Member since 1996. Since December 1996, she has been a Managing Director of Dresdner Kleinwort Wasserstein, Inc., where she has been a director since 1995. Prior thereto, Ms. Heisz was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Heisz received a M.B.A. and a B.S. from U.C.L.A.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLES

    The following table sets forth all compensation paid by Resorts for the period from January 1, 1998 through December 31, 2000, to the Resort's officers named below (the "Named Officers").

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                             ------------
                                                             ANNUAL           NUMBER OF
                                                         COMPENSATION(1)     APPRECIATION
                                                       -------------------      RIGHTS       ALL OTHER
NAME AND PRINCIPAL POSITION                             SALARY     BONUS       GRANTED      COMPENSATION
- ---------------------------                            --------   --------   ------------   ------------
Donald Carano.............................    2000     $550,000         0          0           $2,876(2)
  Board Member and Chief Executive Officer    1999      550,000         0          0            2,743
  of Resorts                                  1998      550,000         0          0            2,851

Robert Jones..............................    2000     $320,000   $55,000          0           $3,671(3)
  Chief Financial Officer of Resorts          1999      320,000    55,000          0            3,523
                                              1998      320,000         0          0            3,642

Gene Carano...............................    2000     $300,000   $55,000          0           $3,671(4)
  Vice President of Resorts and General       1999      300,000    55,000          0            3,523
  Manager of the Eldorado                     1998      300,000         0          0            2,632

Gregg Carano..............................    2000     $300,000   $55,000          0           $3,671(5)
  Vice President of Resorts and Vice          1999      300,000    55,000          0            3,523
  President of Food and Beverage of the       1998      300,000         0          0            3,632
  Eldorado

Rob Mouchou...............................    2000     $300,000   $55,000          0           $2,664(6)
  Vice President of Operations of the         1999      300,000    55,000          0            2,535
  Eldorado                                    1998      263,000         0          0            2,650

- ------------------------

(1) Salary includes for each Named Officer any amount he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan.

(2) Includes contributions to the Company's 401(k) Plan (as defined herein) of $2,550, payment of term life insurance premiums of $114 and payment of health insurance premiums of $212.

(3) Includes contributions to the Company's 401(k) Plan of $2,550, payment of term life insurance premiums of $114 and payment of health insurance premiums of $1,007.

(4) Includes contributions to the Company's 401(k) Plan of $2,550, payment of term life insurance premiums of $114 and payment of health insurance premiums of $1,007.

(5) Includes contributions to the Company's 401(k) Plan of $2,550, payment of term life insurance premiums of $114 and payment of health insurance premiums of $1,007.

(6) Includes contributions to the Company's 401(k) Plan of $2,550 and payment of term life insurance premiums of $114.

1995 PERFORMANCE AND APPRECIATION RIGHTS PLAN

    Until June 1, 2000, the Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan (the "Rights Plan"), which was adopted effective January 1, 1995, permitted the grant to certain executives and other key employees of the Company who had substantial responsibility for its management and growth with incentives and rewards in the form of performance rights and appreciation rights. No performance rights were granted under the Rights Plan, which is administered by a Committee comprised of Donald Carano and two other individuals selected by the members of the Company (the "Rights Committee"). Upon the termination of an employee's employment with the Company, the employee will be entitled to exercise appreciation rights only to the extent that such rights have vested to such date.

    An appreciation right allows an employee upon exercise to receive compensation based on the difference between the value of the membership interests of the Company at the date the right was granted and the date of exercise. One appreciation right is intended to represent the economic equivalent of ownership of less than .00001% of one membership interest in the Company. Appreciation rights do not, however, entitle holders thereof to any rights in or to own or control any membership interests in the Company.

    Appreciation rights may not be transferred other than by will or the laws of descent and distribution or to a family trust created solely for the benefit of an employee or such employee's spouse and descendants. Appreciation rights may be exercised only by the employee holding such rights (or a legal guardian, legal representative, trustee of a family trust or executor of the estate of a deceased employee). The Rights Committee, however, may in its discretion allow certain other transfers of appreciation rights, such as transfers during the lifetime of an employee to the spouse and children of the employee.

    The Company did not grant any appreciation rights to the Named Officers in 2000. Nor did any of the Named Officers exercise any appreciation rights during 2000. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 2000.

                                    NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                  APPRECIATION RIGHTS AS OF     APPRECIATION RIGHTS AS OF
                                      DECEMBER 31, 2000             DECEMBER 31, 2000
                                 ---------------------------   ---------------------------
NAME                             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                             -----------   -------------   -----------   -------------
Donald Carano..................        --             --           --             --
Robert Jones...................    50,000         25,000           $0             $0
Gene Carano....................    62,500         37,500            0              0
Gregg Carano...................    62,500         37,500            0              0
Rob Mouchou....................    37,500         12,500            0              0

DEFERRED COMPENSATION PLAN

    Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 2000, four employees of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in prior years which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. Amounts the Company is obligated to distribute to participants, including the Named Officers, pursuant to the Deferred Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 2000, totaled $1,314,000.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company will pay to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. The current term of the Management Agreement continues in effect until July 1, 2002 and will be automatically renewed for additional three-year terms until terminated by one of the parties. In 2000, the management fees paid by the Company to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. pursuant to the Management Agreement aggregated $1,359,000 and $431,000, respectively. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

    The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2000, the rent paid pursuant to the C, S and Y Lease, totaled approximately $659,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

    Effective December 13, 2000, ELLC entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino to be located in south Reno, Nevada. As presently planned, Tamarack will have approximately 190 slot machines, a sportbook and a themed restaurant. Operations are currently expected to commence in August 2001. The members of each of the Tamarack Entities include ELLC, which owns a 42.5% interest in each entity, and Donald L. Carano, who owns a 5% interest in each entity. The other members of each entity are unaffiliated third parties. The business and affairs of the Tamarack will be managed by four members of Tamarak Crossings, LLC, including ELLC, which has been designated "Chief Executive Manager" and will be responsible for overseeing the day-to-day operation of the Tamarack. ELLC has contributed $1,036,175 to the Tamarack Entities, of which $165,000 had been contributed as of December 31, 2000. ELLC's contribution to each of the Tamarack Entities represents its proportionate share of the total contributions of that entity's members. ELLC will be required to make additional capital contributions until construction of the property is completed and the casino is opened. ELLC's total contribution to the Tamarack Entities, including the amount contributed to date, is estimated to be approximately $6.75 million. Additional capital contributions of the members, including ELLC, may be required after the property is opened for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

    Effective July 1, 2000, ELLC and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which ELLC owns a 5.33% interest, will be managed by a Board of Managers, which will consist of three Managers designated by ARL and two Managers designated by ELLC. In January 2001, ELLC exercised options to acquire an additional 15% interest for $1,125,000. ELLC has designated two of its key employees as members of the Board of Managers. Other investors in the MindPlay Entity include Robert Jones, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano and Rhonda Carano, each of whom owns a 1.33% interest. Each of these members is an executive officer and/or member of the Board of Managers of Resorts. The individuals previously described acquired their interests in MindPlay under the same terms and conditions as those of ELLC. Through January 2001, ELLC had invested $1,525,000 in the MindPlay Entity, of which $400,000 was invested as of December 31, 2000.

    The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 2000, lease payments for the aircraft totaled $350,000. In the opinion of the Company's management the lease payments are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

    The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 2000 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following chart illustrates the ownership of the Company and the Silver Legacy Joint Venture. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Capital is a wholly-owned subsidiary of Resorts.Description of the Chart: The chart illustrates the following relationships: (i) the ownership of Resorts by Recreational Enterprises, Inc. (55%), Hotel Casino Realty Investments, Inc. (6%), Hotel Casino
Management, Inc. (29%), Donald L. Carano (3%), Ludwig J. Corrao (5%), Gary Carano S Corp Trust (.40%), Glenn Carano S Corp Trust (.40%), Gene Carano S Corp Trust (.40%), Gregg Carano S Corp Trust (.40%) and Cindy Carano S Corp Trust (.40%) (ii) the ownership of Hotel Casino Realty Investments, Inc. by Gary Carano S Corp Trust (10%), Glenn Carano S Corp Trust (10%), Gene Carano S Corp Trust (10%), Gregg Carano S Corp Trust (10%), Cindy Carano S Corp Trust (10%), Tammy Poncia S Corp Trust (12.5%), Michelle Poncia Staunton S Corp Trust (12.5%), Linda Poncia Ybarra S Corp Trust (12.5%) and Cathy Poncia Vigen S Corp Trust (12.5%); (iii) the ownership of Capital by Resorts (100%); (iv) the ownership of ELLC by Recreational Enterprises, Inc. (2.5428%), Hotel Casino Management, Inc. (1.2714%) and Resorts (96.1858%); (v) the ownership of Silver Legacy Joint Venture by ELLC (50%) and Mandalay Sub (50%); and (vi) the ownership of Mandalay Sub by Mandalay Resort Group (100%).

    The following table sets forth certain information regarding the beneficial ownership of the Resorts' outstanding membership interests by (i) each person known by Resorts to be a beneficial owner of 5% or more of the outstanding membership interests, (ii) each Board Member, (iii) each of the Named Officers and (iv) all Board Members and executive officers of Resorts as a group.

                                                              MEMBERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER                          INTEREST %
- ------------------------------------                          ----------
Donald L. Carano(1)(2)......................................     58.0%
Recreational Enterprises, Inc.(3)...........................     55.0%
Raymond J. Poncia, Jr.(4)(5)................................     29.0%
Hotel Casino Management, Inc.(5)(6).........................     29.0%
Hotel Casino Realty Investments, Inc.(7)....................      6.0%
Gene R. Carano(2)(7)(8).....................................      6.6%
Gregg R. Carano(2)(7)(8)....................................      6.6%
Gary L. Carano(2)(7)(8).....................................      6.6%
Cindy L. Carano(2)(7)(8)....................................      6.6%
Glenn T. Carano(2)(7)(8)....................................      6.6%
Ludwig J. Corrao(9).........................................      5.0%
Robert M. Jones.............................................       --
Rob B. Mouchou..............................................       --
Leslie Stone Heisz..........................................       --
All Board Members and executive officers as a group.........     95.0%

- --------------------------

(1) Includes 3.0% owned by Mr. Carano individually, 55.0% owned by Recreational Enterprises, Inc., which is owned by members of the Carano family.

(2) The address of Donald L. Carano, Gene R. Carano, Gregg R. Carano and Cindy
    L. Carano is c/o Eldorado Resorts LLC, P.O. Box 3399, Reno, Nevada 89505. The address of Gary L. Carano and Glenn T. Carano is c/o Silver Legacy Resort Casino, 407 N. Virginia Street, Reno, Nevada 89501.

(3) RecreationalEnterprises, Inc. is beneficially owned by the following members of the Carano family in the following percentages: Donald L. Carano-49.5%; Gene R. Carano-10.1%; Gregg R. Carano-10.1%; Gary L. Carano-10.1%; Cindy L. Carano-10.1% and Glenn T. Carano-10.1%. Gary holds 7.185% of his interest in Recreational Enterprises, Inc. through various trusts. Gene, Gregg, Cindy and Glenn each hold all of their respective interests in Recreational Enterprises, Inc. through various trusts. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.

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

(7) Hotel Casino Realty Investments, Inc. is beneficially owned by the following members of the Carano and Poncia family in the following percentages: Gary Carano-10%; Glenn Carano-10%; Gene Carano-10%; Gregg Carano-10%; Cindy Carano-10%; Cathy Poncia Vigen-12.5%; Linda Poncia Ybarra-12.5%; Michelle Poncia Staunton-12.5% and Tammy Poncia-12.5%. All family members hold all of their respective interests in Hotel Casino Realty Investment, Inc. through various trusts. The address of Hotel Casino Realty Investments, Inc. is
    P.O. Box 429, Verdi, Nevada 89439.

(8) Membership interest is beneficially owned through such individual's 10.1% ownership of Recreational Enterprises, Inc., 10% ownership of Hotel Casino Realty Investments, Inc. and 0.4% ownership of Resorts held in trust.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                (a)(1)    Financial Statements

                          Incorporated by reference in Item 8 of this Report and included on pages 45 through 62 hereof are the following consolidated financial statements of
                          Eldorado Resorts LLC:

                          Report of Independent Public Accountants

                          Consolidated Balance Sheets at December 31, 2000 and
                          December 31, 1999

                          Consolidated Statements of Income and Comprehensive Income
                          for the Years Ended December 31, 2000, 1999 and 1998

                          Consolidated Statements of Members' Equity for the Years
                          Ended December 31, 2000, 1999 and 1998

                          Consolidated Statements of Cash Flows for the Years Ended
                          December 31, 2000, 1999 and 1998

                          Notes to Consolidated Financial Statements

                (a)(2)    Financial Statement Schedules

                          Included on 64 through 76 of this report are the following financial statements of Circus and Eldorado Joint Venture:

                          Report of Independent Public Accountants

                          Balance Sheets at December 31, 2000 and December 31, 1999

                          Statements of Operations for the Years Ended December 31,
                          2000, 1999 and 1998

                          Statements of Partners' Equity for the Years Ended
                          December 31, 2000, 1999 and 1998

                          Statements of Cash Flows for the Years Ended December 31,
                          2000, 1999 and 1998

                          Notes to Financial Statements

                (a)(3)    Exhibits:

       The following exhibits are filed as part of this Report or incorporated herein by reference:

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
- ---------------------   ------------------------------------------------------------
         2.1            Eldorado Resorts LLC Articles of Merger. (Incorporated by
                        reference to Exhibit 2.1 to the Registrants' Form S-4
                        Registration Statement--Securities and Exchange Commission
                        File No. 333-11811)

         2.2 Agreement and Plan of Merger dated as of June 28, 1996 by and between Eldorado Hotel Associates Limited Partnership and Eldorado Resorts LLC. (Incorporated by reference to Exhibit 2.2 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File No.
                        333-11811)

         3.1            Articles of Organization of Eldorado Capital Corp.
                        (Incorporated by reference to Exhibit 3.1 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

         3.2            Articles of Incorporation of Eldorado Capital Corp.
                        (Incorporated by reference to Exhibit 3.2 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

         3.3            Operating Agreement of Eldorado Resorts LLC dated as of June
                        28, 1996 by and among Recreational Enterprises Inc.,
                        Hotel-Casino Management, Inc., Hotel Casino Realty
                        Investments, Inc., Donald L. Carano and Ludwig J. Corrao.
                        (Incorporated by reference to Exhibit 3.3 to the
                        Registrant's Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

         3.4            Bylaws of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.4 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File
                        No. 333-11811)

         4.1            Indenture dated July 31, 1996 between Eldorado Resorts,
                        Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to
                        Exhibit 4.1 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File No.
                        333-11811)

         4.2 Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp.,
                        Bear, Stearns & Co. Inc., Wassertstein Perella Securities,
                        Inc. and BA Securities, Inc. (Incorporated by reference to
                        Exhibit 4.2 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File No.
                        333-11811)

         4.3            Amended and Restated Loan Agreement dated as of July 31,
                        1996 among Eldorado Resorts LLC and Bank of America National
                        Trust and Savings Association, as sole initial Bank, Issuing
                        Bank and Administrative Agent. (Incorporated by reference to
                        Exhibit 4.3 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File
                        No. 333-11811)

         4.4            Amendment No. 1, dated as of November 21, 1996, to Loan
                        Agreement dated as of July 31, 1996 among Eldorado Resorts
                        LLC, the banks and Bank of America National Trust and Saving
                        Association, as Administrative Agent. (Incorporated by
                        reference to Exhibit 4.4 to the Registrants' annual report on Form 10-K for the year ended December 31, 1999)

         4.5            Amendment No. 2, dated as of July 23, 1997, to Loan
                        Agreement dated as of July 31, 1996 among Eldorado Resorts
                        LLC named therein and Bank of America National Trust and
                        Savings Association, as Administrative Agent. (Incorporated
                        by reference to Exhibit 4.5 to the Registrants' annual
                        report on Form 10-K for the year ended December 31, 1999)

         4.6            Amendment No. 3, dated as of December 31, 1999, to Loan
                        Agreement dated as of July 31, 1996 among Eldorado Resorts
                        LLC named therein and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as
                        Administrative Agent. (Incorporated by reference to Exhibit
                        4.6 to the Registrants' annual report on Form 10-K for the year ended December 31, 1999)

         4.7            Amendment No. 4, dated as of December 4, 2000, to Loan
                        Agreement dated as of July 31, 1996 among Eldorado Resorts
                        LLC named therein and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as
                        Administrative Agent.

        10.1            Agreement of Joint Venture of Circus and Eldorado Joint
                        Venture dated as of March 1, 1994 by and between Eldorado
                        Limited Liability Company and Galleon, Inc. (Incorporated by
                        reference to Exhibit 10.1 to the Registrants' Form S-4
                        Registration Statement--Securities and Exchange Commission
                        File No. 333-11811)

        10.2            Environmental Indemnity entered into as of May 30, 1995 by
                        Circus Circus Enterprises, Inc. (Mandalay Resort Group) and
                        Eldorado Hotel Associates Limited Partnership. (Incorporated
                        by reference to Exhibit 10.2 to the Registrants' Form S-4
                        Registration Statement--Securities and Exchange Commission
                        File No. 333-11811)

        10.3.1          Management Agreement dated as of June 28, 1996 by and
                        between Eldorado Resorts LLC, Recreational Enterprises, Inc.
                        and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File No.
                        333-11811)

        10.3.2          Written Consent in Lieu of Meeting of Members of Eldorado
                        Limited Liability Company (Incorporated by reference to
                        Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)

        10.4            Indemnity Agreement dated as of July 25, 1996 between
                        Eldorado Resorts LLC and Eldorado Capital Corp.
                        (Incorporated by reference to Exhibit 10.4 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

        10.5            Purchase Agreement and Joint Escrow Instructions dated June
                        26, 1996 by and between Daniel's Motor Lodge, Inc. and
                        Eldorado Hotel Associates Limited Partnership. (Incorporated
                        by reference to Exhibit 10.5 to the Registrants' Form S-4
                        Registration Statement--Securities and Exchange Commission
                        File No. 333-11811)

        10.6.1          Lease dated July 21, 1972 by and between C. S. & Y.
                        Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Registrants' Form S-4
                        Registration Statement--Securities and Exchange Commission
                        File No. 333-11811)

        10.6.2          Addendum to Lease dated March 20, 1973 by and between C. S.
                        & Y. Associates and Eldorado Hotel Associates. (Incorporated
                        by reference to Exhibit 10.6.2 to the Registrants' Form S-4
                        Registration Statement--Securities and Exchange Commission
                        File No. 333-11811)

        10.6.3          Amendment to Lease dated January 1, 1978 by and between C.
                        S. & Y. Associates and Eldorado Hotel Associates.
                        (Incorporated by reference to Exhibit 10.6.3 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

        10.6.4          Amendment to Lease dated January 31, 1985 by and between C.
                        S. & Y. Associates and Eldorado Hotel Associates.
                        (Incorporated by reference to Exhibit 10.6.4 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

        10.6.5          Third Amendment to Lease dated December 24, 1987 by and
                        between C. S. & Y. Associates and Eldorado Hotel Associates.
                        (Incorporated by reference to Exhibit 10.6.5 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

        10.7*           Eldorado Hotel Associates Limited Partnership 1995
                        Performance and Appreciation Rights Plan effective January
                        1, 1995. (Incorporated by reference to Exhibit 10.7 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

        10.8*           Eldorado Hotel Casino Deferred Compensation Plan effective
                        January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration
                        Statement--Securities and Exchange Commission File No.
                        333-11811)

        10.9*           Eldorado Hotel Casino Deferred Compensation Plan Trust
                        Agreement dated December 1, 1990 by and between Eldorado
                        Hotel Associates Limited Partnership and Donald L. Carano.
                        (Incorporated by reference to Exhibit 10.9 to the
                        Registrants' Form S-4 Registration Statement--Securities and
                        Exchange Commission File No. 333-11811)

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

        10.11           Operating Agreement of Tamarack Partners LLC dated as of
                        December 13, 2000 by and among Eldorado Resorts LLC, The
                        Robert and Nana Sullivan Family Trust, Robert E. Armstrong and Donald L. Carano.

        10.12           Operating Agreement of Tamarack Crossings LLC dated as of
                        December 13, 2000 by and among Eldorado Resorts LLC, The
                        Robert and Nana Sullivan Family Trust, Robert E. Armstrong,
                        Donald L. Carano and Patrick C. Sullivan.

        10.13           Operating Agreement of MindPlay LLC dated as of July 1, 2000 by and among Eldorado Resorts LLC, Avereon Research LTD. and others, and Amendment thereto.

        21 List of subsidiaries. (Incorporated by reference to Exhibit 21 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1999)

- ------------------------

*   Constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    During the fourth quarter of 2000, the Registrants filed no Current Report on Form 8-K.

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

                                                       ELDORADO RESORTS LLC

Date: March 27, 2001                                   By:             /s/ DONALD L. CARANO
                                                            -----------------------------------------
                                                                         Donald L. Carano
                                                                CHIEF EXECUTIVE OFFICER, PRESIDENT
                                                                      AND PRESIDING MANAGER

                                                       ELDORADO CAPITAL CORP.

Date: March 27, 2001                                   By:             /s/ DONALD L. CARANO
                                                            -----------------------------------------
                                                                         Donald L. Carano
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
            /s/ DONALD L. CARANO               Chief Executive Officer, President    March 27, 2001
    ------------------------------------         and Presiding Manager of the
              Donald L. Carano                   Board of Managers of Eldorado
                                                 Resorts LLC (Principal Executive
                                                 Officer) and President
                                                 (Principal Executive Officer)
                                                 and Director of Eldorado Capital
                                                 Corp.

             /s/ ROBERT M. JONES               Chief Financial Officer of            March 27, 2001
    ------------------------------------         Eldorado Resorts LLC (Principal
               Robert M. Jones                   Financial and Accounting
                                                 Officer)

             /s/ GENE R. CARANO                Treasurer of Eldorado Capital         March 27, 2001
    ------------------------------------         Corp. (Principal Financial and
               Gene R. Carano                    Accounting Officer)

         /s/ RAYMOND J. PONCIA, JR.            Member of the Board of Managers of    March 27, 2001
    ------------------------------------         Eldorado Resorts LLC--appointed
           Raymond J. Poncia, Jr.                by Hotel Casino
                                                 Management, Inc. as its
                                                 corporate representative and
                                                 Director of Eldorado Capital
                                                 Corp.

             /s/ GARY L. CARANO                Member of the Board of Managers of    March 27, 2001
    ------------------------------------         Eldorado Resorts LLC--appointed
               Gary L. Carano                    by Recreational
                                                 Enterprises, Inc. as its
                                                 corporate representative

             /s/ GREGG R. CARANO               Director of Eldorado Capital Corp.    March 27, 2001
    ------------------------------------
               Gregg R. Carano

           /s/ LESLIE STONE HEISZ              Member of the Board of Managers of    March 27, 2001
    ------------------------------------         Eldorado Resorts LLC
             Leslie Stone Heisz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     45

Consolidated Balance Sheets.................................     46

Consolidated Statements of Income and Comprehensive
  Income....................................................     47

Consolidated Statements of Members' Equity..................     48

Consolidated Statements of Cash Flows.......................     49

Notes to Consolidated Financial Statements..................     50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Eldorado Resorts LLC:

    We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS LLC, a Nevada limited liability company and subsidiary (the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Resorts LLC and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 6, 2001

                              ELDORADO RESORTS LLC

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  9,005   $  9,367
  Marketable securities.....................................     2,239         --
  Accounts receivable, net..................................     4,573      4,374
  Due from members and affiliates...........................        92         92
  Inventories...............................................     3,361      3,296
  Prepaid expenses..........................................     1,760      1,647
                                                              --------   --------
    Total current assets....................................    21,030     18,776

INVESTMENT IN JOINT VENTURE.................................    49,673     61,608

PROPERTY AND EQUIPMENT, net.................................   153,939    148,117

OTHER ASSETS, net...........................................     7,136      7,224
                                                              --------   --------
    Total assets............................................  $231,778   $235,725
                                                              ========   ========

                   LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    262   $ 15,287
  Current portion of capital lease obligations..............       686         88
  Accounts payable..........................................     3,703      3,452
  Construction and retention payables.......................     1,588        170
  Interest payable..........................................     3,961      4,112
  Accrued and other liabilities.............................     6,772      9,059
  Due to members and affiliates.............................       254        117
                                                              --------   --------
    Total current liabilities...............................    17,226     32,285

LONG-TERM DEBT, less current portion........................   127,942    101,656

CAPITAL LEASE OBLIGATIONS, less current portion.............        88         --

OTHER LIABILITIES...........................................     1,481      1,314
                                                              --------   --------
    Total liabilities.......................................   146,737    135,255
                                                              --------   --------

MINORITY INTEREST...........................................     5,264      5,719

COMMITMENTS AND CONTINGENCIES (Note 12)

MEMBERS' EQUITY.............................................    78,654     94,751
OTHER COMPREHENSIVE INCOME..................................     1,123         --
                                                              --------   --------
    Total equity............................................    79,777     94,751
                                                              --------   --------
    Total liabilities and members' equity...................  $231,778   $235,725
                                                              ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                       CONSOLIDATED STATEMENTS OF INCOME

                            AND COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
OPERATING REVENUES:
  Casino....................................................  $104,441    $112,967    $113,613
  Food, beverage and entertainment..........................    44,330      48,125      50,806
  Hotel.....................................................    18,142      17,824      18,005
  Equity in net income of unconsolidated affiliate..........        --       2,881      11,935
  Other.....................................................     6,698       5,959       5,508
                                                              --------    --------    --------
                                                               173,611     187,756     199,867
  Less--promotional allowances..............................    15,296      16,483      17,612
                                                              --------    --------    --------
  Net revenues..............................................   158,315     171,273     182,255
                                                              --------    --------    --------
OPERATING EXPENSES:
  Casino....................................................    47,575      51,153      53,112
  Food, beverage and entertainment..........................    33,017      33,236      34,791
  Hotel.....................................................     7,611       7,412       8,005
  Other.....................................................     3,881       4,013       3,151
  Selling, general and administrative.......................    27,966      29,238      30,349
  Management fees...........................................     1,779       1,865       1,790
  Depreciation..............................................    13,718      13,652      13,439
                                                              --------    --------    --------
  Total operating expenses..................................   135,547     140,569     144,637
                                                              --------    --------    --------
OPERATING INCOME............................................    22,768      30,704      37,618

INTEREST EXPENSE, net.......................................   (13,151)    (12,153)    (13,016)
OTHER INCOME................................................        --       2,327          60
                                                              --------    --------    --------
NET INCOME BEFORE MINORITY INTEREST.........................     9,617      20,878      24,662

MINORITY INTEREST IN NET INCOME OF UNCONSOLIDATED
  AFFILIATE.................................................        --        (110)       (455)
                                                              --------    --------    --------
NET INCOME..................................................  $  9,617    $ 20,768    $ 24,207
                                                              ========    ========    ========
UNREALIZED GAIN/(LOSS) ON SECURITIES:
  Unrealized holding gain/(loss) arising during period......        --       1,123      (1,123)
  Reclassification adjustment for gains included in net
    income..................................................        --          --       1,123
                                                              --------    --------    --------
COMPREHENSIVE INCOME........................................  $  9,617    $ 21,891    $ 24,207
                                                              ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                             (DOLLARS IN THOUSANDS)

BALANCE, December 31, 1997..................................  $ 89,269
  Distributions.............................................   (11,400)
  Net Income................................................     9,617
                                                              --------

BALANCE, December 31, 1998..................................    87,486
  Distributions.............................................   (29,600)
  Net Income................................................    20,768
  Comprehensive Income......................................     1,123
                                                              --------

BALANCE, December 31, 1999..................................    79,777
  Distributions.............................................    (8,110)
  Net Income................................................    24,207
  Comprehensive Income Reclassification.....................    (1,123)
                                                              --------

BALANCE, December 31, 2000..................................  $ 94,751
                                                              ========

 The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORTS LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  9,617    $ 20,768    $ 24,207
  Adjustments to reconcile net income to net cash provided
    by operating activities:................................
      Depreciation..........................................    13,718      13,652      13,439
      Amortization of loan/bond costs.......................       672         669         665
      Equity in net income of unconsolidated affiliate in
        excess of distributions.............................        --      (2,881)    (11,935)
      Minority interest in net income of unconsolidated
        affiliate...........................................        --         110         455
      (Gain)Loss on sale of property and equipment..........       204         (53)         (6)
  (Increase) Decrease in--
      Accounts receivable, net and due from members and
        affiliates..........................................       235      (1,250)        199
      Note receivable.......................................       180         377          --
      Inventories...........................................       (22)       (457)         65
      Prepaid expenses......................................      (154)         97         113
      Other assets..........................................      (262)        (37)       (753)
  (Decrease) Increase in--
      Notes payable short-term..............................      (224)         --          --
      Accounts payable, construction and retention payables,
        interest payable, accrued and other liabilities, due
        to members and affiliates and other liabilities.....      (842)      4,025         465
                                                              --------    --------    --------
      Net cash provided by operating activities.............    23,122      35,020      26,914
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment...................    (5,665)     (7,830)     (7,763)
      (Purchases of)/Proceeds from sale of marketable
        securities..........................................        --      (1,116)      1,176
      Gain on sale of marketable securities.................        --          --         (60)
      Proceeds from sale of property and equipment..........       181         350         152
                                                              --------    --------    --------

      Net cash used in investing activities.................    (5,484)     (8,596)     (6,495)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term and other debt................    21,250      38,000      18,000
      Principal payments on long-term and other debt........   (25,770)    (33,906)    (29,947)
      Distributions.........................................   (11,400)    (29,600)     (8,110)
                                                              --------    --------    --------

      Net cash used in financing activities.................  $(15,920)   $(25,506)   $(20,057)
                                                              --------    --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS.......................  $  1,718    $    918    $    362

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............     6,369       8,087       9,005
                                                              --------    --------    --------

  CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $  8,087    $  9,005    $  9,367
                                                              ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest, net of amounts
    capitalized.............................................  $ 12,548    $ 11,762    $ 12,326
                                                              ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                              ELDORADO RESORT LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION/OPERATIONS

    The consolidated financial statements include the accounts of Eldorado Resorts LLC, ("Resorts") a Nevada limited liability company, Eldorado Capital Corp., ("Capital"), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' Predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company shall be liquidated upon the occurrence of any event requiring dissolution of the Company. Proceeds from liquidation shall be dispersed first to creditors, including Members and interest holders who are creditors for debts other than their respective capital contributions, and second to Members and interest holders in accordance with their capital account balances.

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

    Resorts was formed on July 1, 1996, to be the successor to the Predecessor Partnership pursuant to an exchange of all the then currently outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"), which was effective July 1, 1996. Capital was incorporated with the sole purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 (the "Notes") in order to facilitate the offering thereof.

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

                              ELDORADO RESORT LLC

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

    CAPITALIZATION OF INTEREST

    The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. Interest capitalized during the fiscal years ended December 31, 1998, 1999 and 2000 was approximately $72,000, $36,000 and $105,000, respectively.

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

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              1998          1999          2000
                                            --------   --------------   --------
Food, beverage and entertainment..........  $ 8,779       $ 9,325       $10,123
Hotel.....................................    1,617         1,788         1,932
Other.....................................    1,030         1,010         1,030
                                            -------       -------       -------
                                            $11,426       $12,123       $13,085
                                            =======       =======       =======

    ADVERTISING

    Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $4,383,000, $3,918,000 and $4,523,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

    MEMBERS' EQUITY

    Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

    FEDERAL INCOME TAXES

    The Predecessor Partnership was not subject to income taxes; therefore, no provision for income taxes was made as the Partners included their respective shares of partnership income in their income

                              ELDORADO RESORT LLC
tax returns. As a limited liability company, Resorts is not subject to income tax liability. Therefore, holders of membership interests will include their respective shares of Resorts' taxable income in their income tax returns and Resorts will continue to make distributions for such tax liabilities.

    The Operating Agreement of Eldorado Resorts LLC dated June 28, 1996 obligates Resorts to distribute each year, for as long as it is not taxed as a corporation, to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.

    The net difference between the tax basis and the reported amounts of the Company's assets and liabilities at December 31, 2000 is $2,325,000.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's 10 1/2% Senior Subordinated Notes approximates their recorded value at December 31, 1999 and 2000. The fair value of the Company's financial instruments approximates their recorded value at December 31, 1999 and 2000, the approximate fair market value of which, based on quoted market prices were approximately $102.0 million and $99.0 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

    MARKETABLE SECURITIES

    The Company accounts for its marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. This standard also requires marketable securities to be classified into one of three categories:
(1) trading (2) available-for-sale and (3) held-to maturity.

    Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999, all marketable securities were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses included in Comprehensive Income.

    COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," requires that the Company disclose comprehensive income and its components. The objective of SFAS No. 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with members. Comprehensive income is the total of net income and all other non-member changes in equity ("Comprehensive Income").

    In accordance with SFAS No. 115 as described above, the Company has recorded the changes in marketable securities' value as Comprehensive Income in the accompanying consolidated financial statements. During 2000, all marketable securities were sold on a specific identification basis, which, at December 31, 1999 had a fair value of $2,239,000. The proceeds from the securities' sales totaled $1,176,000. The amount of unrealized gain reclassed out of Comprehensive Income was $1,123,000, which yielded a net realized gain of $60,000 over the purchase cost of $1,116,000.

                              ELDORADO RESORT LLC

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' consolidated financial statements, which have no effect on net income, to conform to current year presentation.

2. CERTAIN RISKS AND UNCERTAINTIES

    A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment.

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

4. ACCOUNTS RECEIVABLE

    Components of accounts receivable, net are as follows (in thousands):

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          2000
                                                           --------      --------
Accounts receivable......................................   $6,548        $6,580
Allowance for doubtful accounts..........................   (1,975)       (2,206)
                                                            ------        ------
    Total................................................   $4,573        $4,374
                                                            ======        ======

    The provision for bad debt expense is $864,000, $1,203,000 and $1,710,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                 ESTIMATED
                                                  SERVICE       DECEMBER 31,
                                                   LIFE      -------------------
                                                  (YEARS)      1999       2000
                                                 ---------   --------   --------
Land and improvements..........................        --    $ 20,644   $ 20,644
Buildings and other leasehold improvements.....     10-33     159,576    161,252
Furniture, fixtures and equipment..............      5-15      60,005     62,694
Property held under capital lease (Note 12)....      3-15       6,521      6,405
Construction in progress.......................                   432      2,052
                                                             --------   --------
                                                              247,178    253,047
Less--Accumulated depreciation.................               (93,239)  (104,930)
                                                             --------   --------
    Property and equipment, net................              $153,939   $148,117
                                                             ========   ========

    Accumulated depreciation includes $5.7 million of amortization related to assets acquired under capital leases.

    Substantially all property and equipment are pledged as collateral for long-term debt (see Note 9).

6. OTHER ASSETS

    Other assets include the following amounts (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Land held for development...................................   $3,104     $3,104
Loan acquisition costs......................................    1,876      1,876
Bond offering costs.........................................    4,238      4,238
Other.......................................................      840      1,593
                                                               ------     ------
                                                               10,058     10,811
Accumulated amortization loan costs.........................   (1,492)    (1,734)
Accumulated amortization bond costs.........................   (1,430)    (1,853)
                                                               ------     ------
  Total.....................................................   $7,136     $7,224
                                                               ======     ======

    Amortization of bond and loan costs are computed using the straight-line method over the term of the bonds or loans, respectively.

    Effective December 13, 2000, ELLC entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino to be located in south Reno, Nevada. As presently planned, Tamarack will have approximately 190 slot machines, a sportsbook and a themed restaurant. Operations are currently expected to commence in August 2001. The member of each of the Tamarack Entities include ELLC, which owns a 42.5% interest in each entity, and Donald L. Carano, who owns a 5% interest in each entity. The other members of each entity are unaffiliated third parties. The business and affairs of the Tamarack will be managed by four members of Tamarack Crossings, LLC, including ELLC, which has been designated "Chief Executive Manager" and will be responsible for overseeing the day-to-day operation of the Tamarack. ELLC has contributed $1,036,175 to the Tamarack Entities, of which $165,000 had been contributed as of

December 31, 2000. ELLC's contribution to each of the Tamarack Entities represents its proportionate share of the total contributions of that entity's members. ELLC will be required to make additional capital contributions until construction of the property is completed and the casino is opened. Additional capital contributions of the members, including ELLC, may be required after the property is opened for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

    Effective July 1, 2000, ELLC and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which ELLC owns a 5.33% interest, will be managed by a Board of Managers, which will consist of three Managers designated by ARL and two Managers designated by ELLC. In January 2001, ELLC exercised options to acquire an additional 15% interest for $1,125,000. ELLC has designated two of its key employees as members of the Board of Managers. Other investors in the MindPlay Entity include Robert Jones, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano and Rhonda Carano, each of whom owns a 1.33% interest. Each of these members is an executive officer and/or member of the Board of Managers of Resorts. The individuals previously described acquired their interests in MindPlay under the same terms and conditions as those of ELLC. Through January 2001, ELLC had invested $1,525,000 in the MindPlay Entity, of which $400,000 was invested as of December 31, 2000.

7. INVESTMENT IN THE SILVER LEGACY RESORT CASINO

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

    The Company and its partner in the Silver Legacy are currently disputing the allocation of the capital accounts as well as the timing and sequencing of cash flow payments in the future from the capital accounts from the Silver Legacy. In the opinion of management, the outcome of such disagreement will not have a material adverse impact on the Eldorado.

    During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000 (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC. Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994. In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture; during 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership's interest in ELLC was reduced to 76.76%. Effective June 30, 1997, ELLC completed a recapitalization, converting the loan and accrued interest thereon into equity, increasing Resorts' interest in ELLC from approximately 77% to approximately 96%. For the years ended December 31, 1999 and 2000, ELLC's 50% share of the Silver Legacy Joint Venture's net income was $2,881,000 and $11,935,000, respectively. The minority interest members' investment in ELLC was therefore adjusted by $110,000 and $455,000 its respective share of the income for the years ended 1999 and 2000. Included in the Company's members' equity is $13,437,000 of cumulative undistributed earnings in the Joint Venture.

    Summarized information for the Company's equity in the Silver Legacy Joint Venture is as follows (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           2000
                                                      ------------   ------------
Beginning balance...................................     $46,792        $49,673
Equity in net income of unconsolidated affiliate....       2,881         11,935
                                                         -------        -------
Ending balance......................................     $49,673        $61,608
                                                         =======        =======

    Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Current assets..........................................  $ 22,638   $ 21,951
Property and equipment..................................   300,258    288,883
Other assets............................................     1,315      1,010
                                                          --------   --------
  Total assets..........................................  $324,211   $311,844
                                                          ========   ========
Current liabilities.....................................  $ 13,564   $ 21,427
Long-term liabilities...................................   174,000    157,000
Partners' equity........................................   136,647    133,417
                                                          --------   --------
  Total liabilities and partners' equity................  $324,211   $311,844
                                                          ========   ========

    Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Net Revenues..................................  $160,318   $170,348   $177,489
Operating Expenses............................  (131,732)  (138,092)  (140,245)
                                                --------   --------   --------
Operating Income..............................    28,586     32,256     37,244
                                                --------   --------   --------
Other Expense.................................   (18,637)   (16,173)   (15,474)
                                                --------   --------   --------
Net Income....................................  $  9,949   $ 16,083   $ 21,770
                                                ========   ========   ========

8. ACCRUED AND OTHER LIABILITIES

    Accrued and other liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Accrued payroll and benefits................................   $1,013     $1,495
Accrued vacation............................................      898        996
Accrued medical claims......................................      552        578
Accrued bonuses.............................................      528        275
Accrued taxes...............................................    1,027      1,246
Unclaimed chips and tokens..................................      652        704
Progressive slot liability..................................    1,251      1,417
Note payable to affiliate...................................       --      1,450
Other.......................................................      851        898
                                                               ------     ------
                                                               $6,772     $9,059
                                                               ======     ======

9. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
10 1/2% Senior Subordinated Notes; semi-annual
  payments of interest only, in arrears on February 15
  and August 15 of each year, commencing on
  February 15, 1997, maturing August 15, 2006...........  $100,000   $100,000

Outstanding portion of reducing revolver and the
  revolving credit line, due in quarterly installments
  of
  principal (plus interest calculated using either the
  Base
  rate or Eurodollar rate; the Eurodollar rate at
  December 31, 1999 and December 31, 2000 was
  5.83% and 6.5%, respectively, and the Base rate at
  December 31, 1999 and December 31, 2000 was
  8.50% and 9.50%, respectively) due July 31, 2001;
  secured by substantially all real property............    26,000     15,000

Notes payable to individuals, due in monthly
  installments of $35 (including monthly interest at
  9%), to August 14, 2006, when principal balance is
  due, secured by real property.........................     2,076      1,839

Notes payable, other....................................       128        104
                                                          --------   --------

                                                           128,204    116,943

Less--Current portion...................................      (262)   (15,287)
                                                          --------   --------

                                                          $127,942   $101,656
                                                          ========   ========

    Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2001..............................................  $ 15,287
2002..............................................       314
2003..............................................       345
2004..............................................       356
2005..............................................       373
Thereafter........................................   100,268
                                                    --------
                                                    $116,943
                                                    ========

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

    The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements. The Company is in compliance with these covenants at December 31, 1999 and 2000.

    The net proceeds from the issuance of the Notes of approximately
$96.5 million were used by the Company to repay a portion of its existing debt. Concurrent with this repayment, the Company amended its $130 million existing bank credit facility, which was scheduled to mature March 25, 2000. The amended credit facility (the "Credit Facility") provides for a senior secured revolving Credit Facility of $50 million. The amount of credit available pursuant to the Credit Facility reduced to approximately $28.1 million on December 31, 2000 and, by its terms, the facility reduces by an additional $1,562,500 as of March 31, 2001. The Credit Facility terminates on July 31, 2001 and any balance then outstanding becomes due and payable. Borrowings bear interest, at the Company's option, at either (i) the greater of (a) the reference rate publicly announced by Bank of America and (b) the Federal Funds Rate plus .50% plus an applicable percentage ("Base Rate") or (ii) the Eurodollar rate plus an applicable percentage. As of December 31, 2000, $15.0 million of borrowings were outstanding under the Credit Facility and an additional $12.4 million of borrowing capacity was available thereunder.

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

(vii) restrictions on annual capital expenditures including capital leases. The Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 1999 and 2000, the Company was in compliance with all provisions of the Credit Facility. Included in other assets at December 31, 1999 and 2000 are $2.5 million of debt offering costs related to the Indenture and the amendment to the Credit Facility which are being amortized over the life of the applicable agreements.

10. EMPLOYEE BENEFIT PLANS

    On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows for an employer contribution up to 25 percent of the first
6 percent of each participating employee's contribution. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $281,000, $349,000 and $387,000 for the fiscal years ended December 31, 1998, 1999 and 2000, respectively.

11. EXECUTIVE DEFERRED COMPENSATION PLANS

    Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 2000, four employees of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in prior years which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. As of December 31, 1998, 1999 and 2000, the Company had accrued obligations of $1,047,000, $1,481,000, and $1,314,000 respectively, related to this deferred compensation agreement which represents an unfunded obligation of the Company.

    The Company instituted the Eldorado Performance and Appreciation Rights Plan (the "Plan") for the benefit of certain of its key executives and other key employees of the Company and its general partners, effective for the fiscal year commencing January 1, 1995. To be eligible to be granted performance and/or appreciation rights, which could only be granted until June 1, 2000, a person was required to be an executive or other key employee of the Company or an affiliate of the Company on the proposed grant date. No performance rights were ever granted under the Plan. An appreciation right allows the recipient to receive compensation based upon the difference between the value of the Company, as defined, as of January 1, 1995 (the "Base Rate") and the future value of the Company.

One Company Unit (1% of the Company) is equivalent to the combination of 100,000 performance rights and 100,000 appreciation rights. The Base Rate for each appreciation right is $26.66 as of January 1, 1995. The Company value is calculated as a factor of eight (8) times trailing twelve months operating income (adjusted for certain items to approximate EBITDA) less funded indebtedness and adjusted for certain additional items, as defined. The rights are not ownership interests in the Company. As of December 31, 1996, 860,000 appreciation rights were granted. No additional rights were granted after 1996.

    The Plan's committee shall determine the date on which each appreciation right shall vest and become exercisable; as of December 31, 2000, no vesting period had been established. The Company value as of December 31, 1999 and 2000, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 2000. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

12. COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    The Credit Facility (see Note 9) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 2000 the amount pledged was $685,465.

    CAPITAL LEASES

    The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2000 (in thousands):

2001........................................................    $90
Thereafter..................................................     --
                                                                ---
Minimum lease payments......................................     90
Less--Amounts representing interest.........................     (2)
                                                                ---
                                                                $88
                                                                ===

    OPERATING LEASES

    The Company leases equipment under operating leases. Future minimum payments (expiring from 2001 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2000 (in thousands):

                                                              FUTURE MINIMUM
                                                              LEASE PAYMENTS
                                                              --------------
2001........................................................      $  452
2002........................................................         219
2003........................................................         219
2004........................................................         100
2005........................................................          89
Thereafter..................................................          --
                                                                  ------
                                                                  $1,079
                                                                  ======

    Total rental expense under operating leases was $882,000 for the year ended December 31, 1998, $796,000 for the year ended December 31, 1999 and $733,000 for the year ended December 31, 2000. Additional rent for land upon which the Eldorado Hotel Casino resides of $659,000 in 2000 ($654,000 in 1998 and $655,000 in 1999) was paid to a related party based on gross gaming receipts. This rental agreement expires June 30, 2027.

    LEGAL MATTERS

    The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

13. CORPORATE EXPENSES/MANAGEMENT FEES

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

14. RELATED PARTIES

    Resorts pays management fees to two of its corporate Members. Such fees were $1,779,000 for 1998, $1,865,000 for 1999 and $1,790,000 for 2000.

    On May 16, 1996, the Company entered into an agreement with the Mandalay Resort Group and Eldorado Joint Venture, (the "Silver Legacy") to operate a race and sportsbook located in the Silver Legacy, (the "Legacy Book"). The Company supplied the management, employees and equipment associated with the operation of the Legacy Book and recorded a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sportsbook agreement. For the years ended December 31, 1998 and 1999, the Company recorded $810,000 and $564,000 in casino revenues and $400,000 and $362,000 in casino expenses, respectively. Effective November 23, 1999, the agreement was terminated and the Joint Venture began operating the Book exclusively.

    The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 2000, lease payments for the aircraft totaled $350,000. In the opinion of the Company's management the lease payments are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

                       CIRCUS AND ELDORADO JOINT VENTURE
                (DOING BUSINESS AS SILVER LEGACY RESORT CASINO)
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     64

Balance Sheets..............................................     65

Statements of Operations....................................     66

Statements of Partner's Equity..............................     67

Statements of Cash Flows....................................     68

Notes to Financial Statements...............................     69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
 Circus and Eldorado Joint Venture
 (doing business as Silver Legacy Resort Casino):

We have audited the accompanying balance sheets of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO, the "Joint Venture") as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 6, 2001

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                             (AMOUNTS IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,125   $ 13,339
  Accounts receivable, net..................................     4,787      3,792
  Inventories...............................................     1,723      1,987
  Prepaid expenses..........................................     4,316      3,520
                                                              --------   --------

    Total current assets....................................    21,951     22,638

Property and equipment, net.................................   288,883    300,258

Other assets, net...........................................     1,010      1,315
                                                              --------   --------

    Total assets............................................  $311,844   $324,211
                                                              ========   ========
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,585   $  4,491
  Current portion of long-term debt.........................     6,500         --
  Accrued interest..........................................     1,389      1,134
  Accrued and other liabilities.............................     8,744      7,717
  Accrued guarantee fees to related party...................       209        222
                                                              --------   --------

    Total current liabilities...............................    21,427     13,564

Long-term debt, less current portion........................   157,000    174,000
                                                              --------   --------

    Total liabilities.......................................   178,427    187,564

Commitments and contingencies

Partners' equity............................................   133,417    136,647
                                                              --------   --------

    Total liabilities and partners' equity..................  $311,844   $324,211
                                                              ========   ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (AMOUNTS IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Operating revenues:
  Casino....................................................  $109,641   $105,284   $ 97,207
  Rooms.....................................................    37,936     36,877     36,472
  Food and beverage.........................................    36,832     35,632     33,088
  Other.....................................................     8,786      7,748      7,380
                                                              --------   --------   --------

                                                               193,195    185,541    174,147
  Less: promotional allowances..............................    15,706     15,193     13,829
                                                              --------   --------   --------

    Net operating revenues..................................   177,489    170,348    160,318
                                                              --------   --------   --------

Operating expenses:
  Casino....................................................    48,723     46,724     43,736
  Rooms.....................................................    12,867     12,634     12,559
  Food and beverage.........................................    26,188     26,101     24,137
  Other operating expenses..................................     7,248      6,327      5,944
  Selling, general and administrative.......................    29,719     28,482     27,773
  Depreciation and amortization.............................    15,500     17,824     17,583
                                                              --------   --------   --------

    Total operating expenses................................   140,245    138,092    131,732
                                                              --------   --------   --------

Operating income............................................    37,244     32,256     28,586
                                                              --------   --------   --------

Other (income) expense:
  Interest income...........................................      (248)      (162)      (149)
  Interest expense, net.....................................    15,721     16,334     18,733
  Loss on sale of assets....................................         1          1         53
                                                              --------   --------   --------

    Total other (income) expense............................    15,474     16,173     18,637
                                                              --------   --------   --------

Net income..................................................  $ 21,770   $ 16,083   $  9,949
                                                              ========   ========   ========

  The accompanying notes to financial statements are an integral part of these statements.

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (AMOUNTS IN THOUSANDS)

                                                                               ELDORADO
                                                             GALLEON, INC.   RESORTS, LLC    TOTAL
                                                             -------------   ------------   --------
Balance December 31, 1997..................................     $ 59,774        $50,841     $110,615
  Net Income...............................................        9,949             --        9,949
                                                                --------        -------     --------

Balance December 31, 1998..................................       69,723         50,841      120,564
  Net Income...............................................       13,202          2,881       16,083
                                                                --------        -------     --------

Balance December 31, 1999..................................       82,925         53,722      136,647
  Partners' Distribution...................................      (25,000)            --      (25,000)
  Net Income...............................................        9,835         11,935       21,770
                                                                --------        -------     --------

Balance December 31, 2000..................................     $ 67,760        $65,657     $133,417
                                                                ========        =======     ========

  The accompanying notes to financial statements are an integral part of these statements.

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (AMOUNTS IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 21,770   $ 16,083   $  9,949
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    15,500     17,824     17,583
    Loss on sale of assets..................................         1          1         53
    Changes in current assets and current liabilities:
      (Increase) decrease in accounts receivable, net of
        allowance...........................................      (995)      (680)       433
      (Increase) decrease in inventories....................       264       (340)      (387)
      (Increase) decrease in prepaid expenses...............      (796)      (649)       150
      (Decrease) increase in accounts payable...............        94       (635)        86
      Decrease in accrued guarantee fees to related party...       (13)       (32)      (272)
      (Decrease) increase in accrued interest...............       255       (145)      (374)
      Increase in accrued and other liabilities.............     1,027        215        782
                                                              --------   --------   --------

      Total adjustments.....................................    15,337     15,559     18,054
                                                              --------   --------   --------

      Net cash provided by operating activities.............    37,107     31,642     28,003
                                                              --------   --------   --------

Cash flows from investing activities:
  Proceeds from sale of assets..............................        32         --         29
  Decrease in other assets, net.............................       305        457        534
  Purchase of property and equipment........................    (4,158)    (4,902)    (4,808)
                                                              --------   --------   --------

      Net cash used in investing activities.................    (3,821)    (4,445)    (4,245)
                                                              --------   --------   --------

Cash flows from financing activities:
  Proceeds from Bank Credit Facility........................    25,000         --         --
  Partner distribution......................................   (25,000)        --         --
  Decrease in long-term debt and other debt.................   (35,500)   (24,500)   (23,500)
                                                              --------   --------   --------

      Net cash used in financing activities.................   (35,500)   (24,500)   (23,500)
                                                              --------   --------   --------

Net increase (decrease) in cash and cash equivalents........  $ (2,214)  $  2,697   $    258

Cash and cash equivalents at beginning of year..............    13,339     10,642     10,384
                                                              --------   --------   --------

Cash and cash equivalents at end of year....................  $ 11,125   $ 13,339   $ 10,642
                                                              ========   ========   ========

Supplemental disclosure of cash flow information:
Cash paid during year for interest..........................  $ 15,075   $ 16,080   $ 18,980
                                                              ========   ========   ========

  The accompanying notes to financial statements are an integral part of these statements.

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF OPERATIONS

    Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group formerly known as Circus Circus Enterprises, Inc.) (collectively, the "Partners"), entered into a joint venture agreement to establish the Silver Legacy Resort Casino (the "Joint Venture"). The Joint Venture consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. The Eldorado Limited Liability Company contributed land to the Joint Venture with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon, Inc. contributed cash to the Joint Venture of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the partnership.

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

    CAPITALIZATION OF INTEREST

    The Joint Venture's policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2000 or 1999.

    INTEREST RATE SWAPS

    The Joint Venture, from time to time, uses interest rate swaps to assist in managing interest incurred on its Bank Credit Facility. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap. The interest rate swaps accounted for

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) additional interest income of $(34,059) in 2000 and expense of $1,113,000 and $810,000 in 1999 and 1998, respectively.

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

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Food and Beverage...................................   $6,889     $6,521     $6,005
Rooms...............................................    1,285      1,344      1,128
Other...............................................    1,230      1,008      1,064
                                                       ------     ------     ------
                                                       $9,404     $8,873     $8,197
                                                       ======     ======     ======

    ADVERTISING

    Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $6,748,000, $6,088,000 and $6,494,000 for the years ended December 31,
    2000, 1999 and 1998, respectively.

    FEDERAL INCOME TAXES

    The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of Joint Venture income (loss) in their income tax returns.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management is of the opinion that the fair values of all its financial instruments are not materially different from their carrying values.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform to current year presentation which have no effect on net income.

2.   CERTAIN RISKS AND UNCERTAINTIES

    A significant portion of the Joint Venture's revenues and operating income are generated from patrons who are residents of Northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.   CERTAIN RISKS AND UNCERTAINTIES (CONTINUED)
    Joint Venture's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment.

3.   ACCOUNTS RECEIVABLE

    Components of accounts receivable, net are as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Casino receivables..........................................  $ 3,846     $3,670
Hotel receivables...........................................    1,888      1,030
Other receivables...........................................      130         53
                                                              -------     ------
                                                                5,864      4,753
Less-allowance for bad debts................................   (1,077)      (961)
                                                              -------     ------

Accounts receivable, net....................................  $ 4,787     $3,792
                                                              =======     ======

    The provision for bad debt expense for the years ended December 31, 2000, 1999 and 1998, was $596,000, $508,000, and $928,000, respectively.

4.   PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                              ESTIMATED
                                                         2000       1999     SERVICE LIFE
                                                       --------   --------   ------------
                                                         (IN THOUSANDS)        (YEARS)
Land and improvements................................  $ 28,405   $ 28,405         --
Buildings and other leasehold improvements...........   270,576    269,711      15-45
Furniture, fixtures, and equipment...................    81,716     78,932       3-15
Construction in progress.............................        16         98         --
                                                       --------   --------

                                                        380,713    377,146
Less-accumulated depreciation........................   (91,830)   (76,888)
                                                       --------   --------

Property and equipment, net..........................  $288,883   $300,258
                                                       ========   ========

    Substantially all property and equipment of the Joint Venture collateralize the Bank Credit Facility (see Note 6).

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.   OTHER ASSETS

    Other assets at December 31, 2000 and 1999 consisted of the following:

                                                        2000       1999
                                                      --------   --------
                                                        (IN THOUSANDS)
China, glassware, silverware and linens.............   $  246     $  280
Gaming chips and tokens.............................       49         27
Deferred loan costs.................................      605      1,008
Other...............................................      110         --
                                                       ------     ------

                                                       $1,010     $1,315
                                                       ======     ======

    The initial inventory of china, glassware and silverware is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware and silverware are expensed as used.

    Gaming chips and tokens are being amortized over three years.

    Costs incurred to acquire the Bank Credit Facility were capitalized and are being amortized to interest expense over the term of the Bank Credit Facility agreement. The unamortized balance of $605,000 at December 31, 2000 will be amortized through June 30, 2003, the remaining term of the amended Bank Credit Facility (see Note 6).

6.   LONG-TERM DEBT

    Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Amounts due under the Bank Credit Facility at floating
  interest rates, weighted average of 7.51% and 6.28% during
  2000 and 1999, respectively; due June 30, 2003............  $163,500   $174,000

Less-current portion........................................     6,500         --
                                                              --------   --------

                                                              $157,000   $174,000
                                                              ========   ========

    The loan agreement contains various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, distributions, disposition of property, mergers and similar transactions. As of December 31, 2000, the Joint Venture was in compliance with all loan agreement provisions.

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   LONG-TERM DEBT (CONTINUED)
    Scheduled maturities of long-term debt are as follows at December 31, 2000 (in thousands):

2001......................................  $  6,500
2002......................................    22,000
2003......................................   135,000
Thereafter................................        --
                                            --------
                                            $163,500
                                            ========

    On May 30, 1995, the Joint Venture entered into a $230,000,000 reducing, revolving credit facility with a consortium of banks (the "Bank Credit Facility"). On September 9, 1996, the Joint Venture amended its Bank Credit Facility to $220,000,000. On November 24, 1997, the Joint Venture amended its Bank Credit Facility to $230,000,000. Quarterly commitment reductions of $4,250,000 per quarter are due beginning March 31, 1998 through December 31, 2000; $5,500,000 per quarter beginning January 1, 2001 through December 31, 2002; $6,000,000 on March 31, 2003 and all remaining outstanding balances are due June 30, 2003. Required commitment reductions of $22,000,000 for fiscal year 2001 will reduce availability under the Bank Credit Facility to $157,000,000 as of December 31, 2001. The Joint Venture incurs commitment fees of 0.25% on the unused portion of the credit facility. The Bank Credit Facility is secured by a deed of trust on the Joint Venture's real property and by security interests in other assets of the Joint Venture (see Note 4).

    In order to limit its exposure to interest rate movements, the Joint Venture has entered into agreements with members of its bank group to participate in interest rate swaps. In connection therewith, the Joint Venture agreed to pay the banks a fixed interest rate of approximately 6.4% on a total notional amount of $100,000,000, in return for the banks' commitment to pay the Joint Venture a floating interest rate equal to the three-month Eurodollar. These agreements expire in October 2001. The Joint Venture is exposed to credit loss in the event of nonperformance by the counterparties. However, the Joint Venture considers the risk of nonperformance by the counterparties to be minimal because the parties to the swaps are members of the bank group. Based on quoted market values from the banks holding the swaps, if the Joint Venture had terminated all swaps as of December 31, 2000, it would have had to pay approximately $327,000.

7.   RELATED PARTIES

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

    As a condition to the Bank Credit Facility, CCEI guaranteed completion of the Silver Legacy Resort Casino and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to Silver Legacy Resort Casino as may be necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, CCEI receives guarantee fees of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Joint

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   RELATED PARTIES (CONTINUED)
    Venture made payments totaling $2,523,000, $2,838,000 and $3,430,000 on its guarantee fee commitment in 2000, 1999 and 1998 leaving an accrued balance of $209,000, $222,000 and $254,000 of guarantee fees for the years ended December 31, 2000, 1999 and 1998, respectively.

    On May 16, 1996, Eldorado Resorts, LLC ("Eldorado"), entered into an agreement with the Joint Venture to operate a race and sports book (the "Book") located in the Silver Legacy Resort Casino. Eldorado supplied the management, employees and equipment associated with the operation of the Book. Revenues and expenses were apportioned according to a formula included in the race and sports book agreement. For the years ended December 31, 1999 and 1998, the Joint Venture recorded $727,000 and $779,000 in revenues and $505,000 and $475,000 in expenses related to the operations of the Book. Effective November 23, 1999, the agreement with the Eldorado was terminated and the Joint Venture began operating the Book exclusively.

8.   401(K) PLAN

    The Joint Venture instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Joint Venture's matching contributions were $320,000, $278,000 and $237,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

9.   COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    The Bank Credit Facility allows for the issuance of letters of credit of up to $5,000,000. As of December 31, 2000, the Joint Venture has not drawn against these letters of credit.

    OPERATING LEASES

    The Joint Venture leases land and equipment under operating leases. Future minimum payments (expiring from 2000 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2000 (in thousands):

2001.........................................    $345
2002.........................................     159
2003.........................................      22
Thereafter...................................      --
                                                 ----
                                                 $526
                                                 ====

    Total rental expense under operating leases was $482,000, $376,000 and $380,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   CIRCUS AND ELDORADO JOINT VENTURE (DOING BUSINESS AS SILVER LEGACY RESORT
                                    CASINO)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION

    The Joint Venture is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of the operations of the Joint Venture.

10. PRIORITY ALLOCATION

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

    As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon, Inc. received 100% of the operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2000, 1999 and 1998, are $11,935,000, $2,881,000 and $0 to Eldorado Resorts, LLC and $9,835,000, $13,202,000 and $9,949,000 to Galleon, Inc., respectively. The allocation to Eldorado Resorts LLC for the year ended December 31, 2000 includes $1,050,000 to adjust for an excess allocation in the same amount to Galleon, Inc. for the year ended December 31, 1999.

    The partners of Silver Legacy currently have a disagreement with respect to the allocation of the capital accounts as well as the timing and sequencing of cash flow payments in the future from those capital accounts. Silver Legacy does not believe that the disagreement will have an impact on the total amount of recorded partners' equity reported at December 31, 2000.