Form 10-Q
period 2001-03-31
ELDORADO RESORTS LLC
filed 2001-05-14
CIK 1022644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________.

Commission file number 333-11811

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Nevada	88-0115550
Nevada	88-0367075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Virginia Street, Reno, Nevada  89501 ____________________________________________________

(Address of principal executive offices, including zip code)

(775) 786-5700 ____________________________________________________

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Number of shares of common stock of Eldorado Capital Corp. outstanding at May 11, 2001: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

FINANCIAL  INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$7,370	$9,367
Accounts receivable, net	3,002	4,466
Inventories	3,038	3,296
Prepaid expenses	1,808	1,647

Total current assets	15,218	18,776

Investment in joint venture	62,822	61,608

Property and equipment, net	146,898	148,117

Other assets, net	9,279	7,224

Total assets	$234,217	$235,725

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$17,544	$15,287
Current portion of capital lease obligations	34	88
Accounts payable	3,490	3,452
Construction and retention payables	29	170
Interest payable	1,524	4,112
Accrued payroll, taxes and other accruals	8,833	9,176

Total current liabilities	31,454	32,285

Long-term debt, less current portion	101,580	101,656

Other liabilities	1,348	1,314

Total liabilities	134,382	135,255

Minority interest	5,765	5,719

Members’ equity	94,070	94,751

Total liabilities and members’ equity	$234,217	$235,725

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Operating Revenues:
Casino	$22,843	$25,770
Food, beverage and entertainment	10,909	12,031
Hotel	3,849	4,025
Equity in net income of unconsolidated affiliate	1,214	1,596
Other	1,205	1,161
	40,020	44,583
Less: Promotional allowances	(4,079)	(4,305)

Net revenues	35,941	40,278

Operating Expenses:
Casino	11,768	12,370
Food, beverage and entertainment	7,842	8,273
Hotel	1,870	1,833
Other	408	857
Selling, general and administrative	6,863	7,166
Management fees	446	450
Depreciation	3,242	3,376

Total operating expenses	32,439	34,325

Operating Income	3,502	5,953

Interest Expense, net	(3,137)	(3,350)

Net Income Before Minority Interest	365	2,603

Minority Interest in Net Income of Subsidiary (Note 4)	(46)	(61)

Net Income	$319	$2,542

Unrealized Loss On Securities:

Unrealized holding loss arising during period	—	(244)

Comprehensive Income	$319	$2,298

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(dollars in thousands)

BALANCE, December 31, 2000	$94,751

(Unaudited)
Net Income	319
Distributions	(1,000)

BALANCE, March 31, 2001	$94,070

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(unaudited)

	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$319	$2,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,242	3,376
Amortization of loan/bond costs	170	155
Equity in net income of unconsolidated affiliate	(1,214)	(1,596)
Minority interest in net income of unconsolidated affiliate	46	61
(Gain)/Loss on sale of property and equipment	(12)	5
Decrease (Increase) in—
Accounts receivable, net	1,464	(371)
Inventories	258	57
Prepaid expenses	(161)	131
Decrease in—
Accounts payable, construction and retention payables, interest payable, accrued payroll, taxes, other accruals and other liabilities	(3,000)	(3,853)
Net cash provided by operating activities	1,112	507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,023)	(2,603)
Proceeds from sale of property and equipment	12	50
(Increase) Decrease in other assets, net	(2,225)	26

Net cash used in investing activities	(4,236)	(2,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt	7,500	8,250
Principal payments on long-term and other debt	(5,373)	(7,510)
Distributions	(1,000)	—

Net cash provided by financing activities	1,127	740

DECREASE IN CASH AND CASH EQUIVALENTS	(1,997)	(1,280)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,367	9,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,370	$7,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest	$5,596	$5,796

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          General

             The condensed consolidated financial statements include the accounts of Eldorado Resorts LLC (“Resorts”), a Nevada limited liability company, which is the successor entity to Eldorado Hotel Associates Limited Partnership (the “Predecessor Partnership”) pursuant to a reorganization effective July 1, 1996, Eldorado Capital Corp. (“Capital”), a Nevada corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company (“ELLC”) (together, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

             In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 2000.

2.          Senior Subordinated Notes

             On July 31, 1996, Resorts and Capital (the “Issuers”) sold $100,000,000 in aggregate principal amount of 10½% Senior Subordinated Notes due 2006 (the “Notes”).  The Notes are joint and several obligations of the Issuers.  The Notes mature on August 15, 2006 and bear interest at the rate of 10½% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.  Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the initial purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers (“Registered Notes”) with terms identical to the Notes.  The exchange of the Notes for the Registered Notes was completed on February 26, 1997.

3.          Long-Term Debt and Notes Payable

             Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2001	2000
	(unaudited)
10½% Senior Subordinated Notes: semi-annual payments of interest only, in arrears on February 15 and August 15 of each year, maturing August 15, 2006	$100,000	$100,000

Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the Eurodollar rate at March 31, 2001 and 2000 was 5.08% and 6.13%, respectively, and the Base rate at March 31, 2001 and 2000 was 8.0% and 9.0%, respectively) due July 31, 2001; secured by substantially all real property	17,250	15,000

Notes payable to individuals, due in monthly installments of $35 (including monthly interest at 9%), to August 14, 2006, when principal balance is due; secured by real property	1,776	1,839

Notes Payable, Other	98	104
	119,124	116,943
Less—Current Maturities	(17,544)	(15,287)
	$101,580	$101,656

             The amount of credit available pursuant to the Credit Facility reduced to approximately $26.6 million on March 31, 2001. The Credit Facility terminates on July 31, 2001 and any balance then outstanding becomes due and payable.  The Company anticipates entering into a new credit facility in the second quarter of 2001.

4.          Investment in Silver Legacy Resort Casino

             Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) entered into a joint venture (the “Silver Legacy Joint Venture”) pursuant to a joint venture agreement (the “Joint Venture Agreement”) to develop the Silver Legacy Resort Casino (the “Silver Legacy”).  The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995.  During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000) and cash of $23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

             Under the terms of the Joint Venture Agreement, Profits of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture’s taxable income with certain adjustments) in each fiscal year are allocated to the Partners pursuant to the following formula:  (i) the net operating income of the Silver Legacy Joint Venture for financial reporting purposes (determined in accordance with generally accepted accounting principles) for such fiscal year, exclusive of interest expense, is credited to Galleon, Inc. up to the amount of its Priority Allocation (as defined below) for such fiscal year, any balance is credited to ELLC up to the amount of Galleon, Inc.’s Priority Allocation for such fiscal year and any remaining balance is credited to the Partners in proportion to their Percentage Interests,  (ii) interest expense of the Silver Legacy Joint Venture for such fiscal year is charged to the Partners in proportion to their Percentage Interests and (iii) the difference between net operating income for such fiscal year less interest expense for such fiscal year and Profits for such fiscal year is credited (or charged) to the Partners in proportion to their Percentage Interests.  If this formula causes a Partner to be charged with a loss in any fiscal year, such Partner will be allocated zero Profits for such year and the other Partner will be allocated all of the Profits for such year.  In addition, losses of the Silver Legacy Joint Venture (defined as the Silver Legacy Joint Venture’s taxable loss with certain adjustments) in any fiscal year are allocated to the Partners in proportion to their Percentage Interests.

             For so long as ELLC selects the General Manager of the Silver Legacy, as provided in the Joint Venture Agreement, Galleon, Inc. is entitled annually on a non-cumulative basis, commencing with the seven-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Silver Legacy Joint Venture’s operating income (the “Priority Allocation”) in an amount equal to approximately 11.54% of the average of the “Adjusted Initial Investment” (as defined) at the beginning of the period for which the determination is being made and at the end of such period.  For purposes of determining the amount of the Priority Allocation for any period, the term “Adjusted Initial Investment” means $290,000,000 (the “Initial Investment”) as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

             The Joint Venture Agreement provides, subject to limitations on distributions to Partners in other agreements to which the Silver Legacy Joint Venture is a party, including its credit agreement, that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations, less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the financing required for the development, construction and completion of the Silver Legacy (the “Construction Financing”), other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement, and reasonable reserves deemed necessary to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture) is to be distributed quarterly to the Partners in proportion to their Percentage Interests in the Silver Legacy Joint Venture after satisfaction of certain other obligations as follows: (i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan (as defined) of a Partner, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Galleon, Inc. of an amount up to the Priority Allocation, (vii) to the extent earned and available, the distribution to ELLC of an amount up to the amount distributed to Galleon, Inc. pursuant to the Priority Allocation, (viii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (ix) the payment of the balance of the portion of the Construction Financing provided by Galleon, Inc. or Mandalay Resort Group until such loans are paid in full or refinanced.  Any withdrawal from the Silver Legacy Joint Venture by either Partner results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

             The Company and its partner in the Silver Legacy are currently disputing the allocation of the capital accounts as well as the timing and sequencing of cash flow payments in the future from the capital accounts from the Silver Legacy. In the opinion of management, the outcome of such disagreement will not have a material adverse impact on the Eldorado.

             During 1994, the Predecessor Partnership contributed land with a fair value of $22,185,000  (cost of $15,715,000) to ELLC; the minority interest member of ELLC contributed land with a fair value of $2,815,000 (cost of $1,500,000) to ELLC.  Based upon these contributions, the Predecessor Partnership had an 88.75% interest in ELLC as of December 31, 1994.  In addition, during 1994, the Company loaned $23,000,000 to ELLC to contribute to the Silver Legacy Joint Venture.  During 1995, the minority interest member contributed cash of $3,900,000 to ELLC; as a result, the Predecessor Partnership’s interest in ELLC was reduced to 76.76%.  During 1998, the Company converted the $23,000,000 loan to ELLC and accrued interest on the loan into equity of ELLC; as a result, the Company’s interest in ELLC was increased to 96.19% effective June 30, 1997.

             Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	March 31,	December 31,
	2001	2000
	(unaudited)

Current assets	$23,021	$21,951
Property and equipment, net	286,578	288,883
Other assets	656	1,010
Total assets	$310,255	$311,844

Current liabilities	$22,909	$21,427
Long-term liabilities	151,500	157,000
Partners’ equity	135,846	133,417
Total liabilities and partners’ equity	$310,255	$311,844

Summarized results of operations (in thousands) (unaudited):

	Three Months Ended March 31,
	2001	2000
Net Revenues	$37,739	$39,715
Operating Expenses	(31,329)	(32,695)

Operating Income	6,410	7,020
Other (Expense)	(3,981)	(3,828)

Net Income	$2,429	$3,192

5.          Other Assets

             Effective December 13, 2000, ELLC entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners LLC, each a Nevada limited liability company (collectively the “Tamarack Entities”), to develop, own and operate Tamarack Junction (“Tamarack”), a small casino to be located in south Reno, Nevada.  As presently planned, Tamarack will have approximately 190 slot machines, a sportsbook and a themed restaurant.  Operations are currently expected to commence in August 2001.  ELLC owns a 42.5% interest in the Tamarack Entities. The business and affairs of the Tamarack will be managed by four members of Tamarack Crossings, LLC, including ELLC, which has been designated “Chief Executive Manager” and will be responsible for overseeing the day-to-day operation of the Tamarack.  ELLC has contributed $1.3 million to the Tamarack Entities to date of which $1.1 million was made in the first quarter of 2001.  ELLC’s contribution to each of the Tamarack Entities represents its proportionate share of the total contributions of that entity’s members.  ELLC will be required to make additional capital contributions until construction of the property is completed and the casino is opened.  Additional capital contributions of the members, including ELLC, may be required after the property is opened for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

             Effective July 1, 2000, ELLC and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations (“MindPlay”).  MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed.  The MindPlay Entity, in which ELLC owns a 5.33% interest, will be managed by a Board of Managers, which will consist of three Managers designated by ARL and two Managers designated by ELLC. In the first quarter, ELLC invested $1.1 million of its $1.5 million investment in the MindPlay Entity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

             Eldorado Resorts LLC  (“Resorts”) was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the “Predecessor Partnership”) pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the “Reorganization”).  The Reorganization was effective on July 1, 1996.  Resorts owns and operates the Eldorado Hotel & Casino (the “Eldorado”), a premier hotel/casino and entertainment facility in Reno, Nevada.  In addition to owning the Eldorado, Resorts’ majority owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino  (the “Silver Legacy”), a major themed hotel/casino located adjacent to the Eldorado.  The minority interest in ELLC is owned by the principal equityholders of Resorts.  In June 1998, ELLC completed a recapitalization, effective June 30, 1997, converting a note receivable and accrued interest thereon into equity, increasing Resorts’ interest in ELLC from approximately 77% to approximately 96%.  Resorts, ELLC and Eldorado Capital Corp. (“Capital”), a wholly-owned subsidiary of Resorts, which holds no significant assets and conducts no business activity, are collectively referred to as the “Company.”

             The Company accounts for its investment in the Silver Legacy Joint Venture utilizing the equity method of accounting.  The Company’s consolidated net income includes its proportional share of the Silver Legacy Joint Venture’s net income before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture’s joint venture agreement (the “Joint Venture Agreement”).  See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

             The following discussion of the Company’s operations relates to the Eldorado except as otherwise indicated.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Revenues

             Net revenues decreased by approximately $4.3 million, or 10.8%, to $35.9 million for the three months ended March 31, 2001 compared to $40.3 million for the same period in 2000.  The decrease in net revenues resulted from decreases in casino revenues and food, beverage and entertainment revenues.  Net revenues for the three months ended March 31, 2001 include $1.2 million of income from its unconsolidated affiliate, the Silver Legacy Joint Venture as compared to $1.6 million for the same period in 2000.

              Casino revenues decreased by approximately $2.9 million, or 11.4%, to $22.8 million for the three months ended March 31, 2001 compared to $25.8 million for the same period in 2000.  The decrease in casino revenues was primarily due to a decrease  in gaming volume and a lower slot hold percentage as compared to the previous period.

             Food, beverage and entertainment revenues decreased by approximately $1.1 million, or 9.3%, to $10.9 million for the three months ended March 31, 2001 compared to $12.0 million during the same period in 2000. The decrease was primarily due to a reduction in entertainment revenue due to lower showroom occupancy in the 2001 period as compared to 2000.

              Hotel revenues decreased by approximately $0.2 million, or 4.4%, to $3.8 million for the three months ended March 31, 2001 compared to $4.0 million during the same period in 2000.  The decrease was due primarily to a decrease in the Company’s average daily rate (“ADR”) to approximately $52 in the first quarter of 2001 from approximately $54 in the first quarter of 2000. The Company’s hotel occupancy was approximately 90% in the first quarter of 2001 and 2000.

              Promotional allowances, expressed as a percentage of casino revenues, were 17.9% for the first quarter of 2001 compared to 16.7% for the same period in 2000.

Operating Expenses

             The Company’s operating expenses decreased by approximately $1.9 million, or 5.5%, to $32.4 million for the three months ended March 31, 2001 from $34.3 million during the same period in 2000. The decrease is primarily attributable to a decrease  in casino expenses and food, beverage and entertainment expenses.

             Casino expenses decreased by $0.6 million, or 4.9%, to $11.8 million for the three months ended March 31, 2001 from $12.4 million during the same period in 2000 due to decreases in the Company’s promotional expenditures and gaming taxes.

             Food, beverage and entertainment expenses decreased by $0.4 million, or 5.2%, to approximately $7.8 million for the three months ended March 31, 2001 from approximately $8.3 million during the same period in 2000. The decrease is primarily due to lower cost of sales and professional services.

             Hotel expenses increased slightly by 2.0%, to $1.9 million for the three months ended March 31, 2001 from $1.8 million during the same period in 2000 primarily due to a slight increase in payroll expenditures.

Selling, General and Administrative Expenses and Management Fees

             Selling, general and administrative expenses and management fees decreased by 4.0% to $7.3 million for the three months ended March 31, 2001 from $7.6 million during the same period in 2000 primarily as a result of decreases in advertising, payroll expenditures and accrued bonuses partially offset by an increase in utility costs for the three months ended March 31, 2001 as compared to the 2000 period.

Depreciation

             Depreciation for the three months ended March 31, 2001 was $3.2 million compared to $3.4 million for the same period in 2000, a decrease of 4.0%, due to some assets becoming fully depreciated.

Interest Expense, Net

             Interest expense, net of capitalized interest and interest income, decreased 6.4% to $3.1 million in the first quarter of 2001 compared to $3.4 million for the same period in 2000 primarily as a result of a decrease in the average outstanding borrowings in the first quarter of 2001 as compared to the same period in 2000.

Net Income

             As a result of the factors described above, net income for the three months ended March 31, 2001 decreased by 87.5% to $0.3 million compared to $2.5 million during the same period in 2000.

Liquidity and Capital Resources

             The Company’s primary sources of liquidity and capital resources have been cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10½% Notes.  Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company’s earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was at $5.5 million for the three months ended March 31, 2001 as compared to $7.7 million for the same period in 2000. Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2001 compared to net cash provided by operating activities of $0.5 million during the same period of the prior year. The Company provided $2.2 million for investing activities in the first quarter of 2001.

             At March 31, 2001, the Company had $7.4 million of cash and cash equivalents and $8.6 million available pursuant to its Credit Facility (as defined below).  The net proceeds of the offering (the “Offering”) by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10½% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, (the “Former Credit Facility”), between the Company, the banks named therein and Bank of America NT&SA, as administrative agent.  The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the “Credit Facility”).  The amount of credit available pursuant to the Credit Facility reduced to approximately $26.6 million on March 31, 2001. The Credit Facility terminates on July 31, 2001 and any balance then outstanding becomes due and payable.  The Company anticipates entering into a new credit facility in the second quarter of 2001.

             As of March 31, 2001, the Company had outstanding (i) $100 million in aggregate principal amount of 10½% Notes, (ii) $17.3 million of borrowings and an additional $0.7 million of letters of credit under the Credit Facility and (iii) $1.9 million of other long term debt (net of current portion).

             The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member’s allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.  For the three months ended March 31, 2001, Resorts made distributions of $1.0 million to its members.   No distributions were made for the quarter ended March 31, 2000.

             During the three months ended March 31, 2001, the Company’s principal uses of funds remaining after the aforementioned distributions related to operating activities, our investments in MindPlay and Tamarack Junction, discussed in Note 5, and recurring capital expenditures.  Total capital expenditures for the three months ended March 31, 2001 were $2.0 million.

             The Company’s future sources of liquidity are anticipated to be from its operating cash flow, funds available from a new credit facility and capital lease financing for certain of its fixed asset purchases.  The Company’s anticipated uses of cash in the near term will be for capital expenditures, debt service and Tamarack.

 Forward-Looking Statements

             Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  The Company has based these forward-looking statements on its current expectations about future events.  These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions.  Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).  Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect the Company’s Future Results” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2000.  This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

PART II.		OTHER INFORMATION

	Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	Exhibits
.			None

		(b)	Reports on Form 8-K

No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: May 11, 2001	By:	/S/ Donald L. Carano
Donald L. Carano
Chief Executive Officer, President and Presiding Manager

Date: May 11, 2001	By:	/S/ Robert M. Jones
Robert M. Jones
Chief Financial Officer of Eldorado Resorts LLC
(Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: May 11, 2001	By:	/S/ Donald L. Carano
Donald L. Carano
President

Date: May 11, 2001	By:	/S/ Gene R. Carano
Gene R. Carano
Treasurer (Principal Financial and Accounting Officer)