Form 10-Q
period 2001-06-30
ELDORADO RESORTS LLC
filed 2001-08-14
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

Commission file number 333-11811

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada Nevada (State or other jurisdiction of incorporation or organization)	88-0115550 88-0367075 (I.R.S. Employer Identification No.)

345 North Virginia Street, Reno, Nevada 89501
(Address of principal executive offices, including zip code)

(775) 786-5700
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of shares of common stock of Eldorado Capital Corp. outstanding at August 10, 2001: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

FINANCIAL INFORMATION

Item 1.  Financial Statements.

    ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,313	$9,367
Accounts receivable, net	2,776	4,466
Inventories	3,128	3,296
Prepaid expenses	1,473	1,647

Total current assets	15,690	18,776
Investment in joint ventures	68,868	62,363
Property and equipment, net	145,318	148,117
Other assets, net	6,122	6,469

Total assets	$235,998	$235,725

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$300	$15,287
Current portion of capital lease obligations	2	88
Accounts payable	3,140	3,452
Construction and retention payables	82	170
Interest payable	4,110	4,112
Accrued payroll, taxes and other accruals	8,428	9,176

Total current liabilities	16,062	32,285
Long-term debt, less current portion	115,002	101,656
Other liabilities	1,383	1,314

Total liabilities	132,447	135,255
Minority interest	5,830	5,719
Members' equity	97,721	94,751

Total liabilities and members' equity	$235,998	$235,725

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating Revenues:
Casino	$26,011	$29,266	$48,855	$55,036
Food, beverage and entertainment	12,215	12,693	23,125	24,724
Hotel	4,902	4,791	8,751	8,816
Equity in net income of unconsolidated affiliate	3,685	4,104	4,900	5,700
Other	1,407	1,339	2,611	2,500

	48,220	52,193	88,242	96,776
Less: Promotional allowances	(4,490)	(4,222)	(8,569)	(8,527)

Net revenues	43,730	47,971	79,673	88,249
Operating Expenses:
Casino	12,886	13,017	24,654	25,387
Food, beverage and entertainment	8,370	8,556	16,213	16,829
Hotel	2,067	2,048	3,937	3,881
Other	524	775	933	1,632
Selling, general and administrative	6,742	7,388	13,605	14,554
Management fees	301	446	747	896
Depreciation	3,231	3,376	6,473	6,752

Total operating expenses	34,121	35,606	66,562	69,931

Operating Income	9,609	12,365	13,111	18,318
Interest Expense, net	(3,067)	(3,280)	(6,204)	(6,630)

Net Income Before Minority Interest	6,542	9,085	6,907	11,688
Minority Interest in Net Income of Subsidiary	(141)	(156)	(187)	(217)

Net Income	$6,401	$8,929	$6,720	$11,471

Unrealized Loss on Securities:
Unrealized holding loss arising during period	—	(634)	—	(878)

Comprehensive Income	$6,401	$8,295	$6,720	$10,593

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 2000	$94,751
(Unaudited)
Net Income	6,720
Distributions	(3,750)

BALANCE, June 30, 2001	$97,721

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,720	$11,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,473	6,752
Amortization of loan/bond costs	338	322
Equity in net income of unconsolidated affiliate, net of distributions	(2,900)	(5,700)
Minority interest in net income of unconsolidated affiliate, net of distributions	111	217
(Gain) loss on sale of property and equipment	(12)	5
Decrease (Increase) in—
Accounts receivable, net	1,690	(526)
Inventories	168	(58)
Prepaid expenses	174	179
Increase (Decrease) in —
Accounts payable, construction and retention payables, interest payable, accrued payroll, taxes, other accruals, and other liabilities	(1,081)	(471)

Net cash provided by operating activities	11,681	12,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,673)	(4,162)
Proceeds from sale of property and equipment	12	50
(Increase) in joint venture investments	(3,605)	—
Decrease in other assets, net	8	26

Net cash (used in) investing activities	(7,258)	(4,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt	9,000	10,500
Principal payments on long-term and other debt	(10,727)	(17,015)
Distributions	(3,750)	(3,311)

Net cash (used in) financing activities	(5,477)	(9,826)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,054)	(1,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,367	9,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,313	$7,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$5,964	$6,343

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

    In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year. Certain reclassifications have been made to the year end financial information to conform with the current period presentation which have no effect on net income.

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

3.
Long Term Debt and Notes Payable

    Long term debt consisted of the following (in thousands):

	June 30, 2001	December 31, 2000
	(unaudited)
10 1/2% Senior Subordinated Notes: semi-annual payments of interest only, in arrears on February 15 and August 15 of each year, maturing August 15, 2006	$100,000	$100,000
Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the Eurodollar rate at June 30, 2001 and 2000 was 3.87% and 6.64%, respectively, and the Base rate at June 30, 2001 and 2000 was 6.75% and 9.50%, respectively) due July 31, 2001; secured by substantially all real property.	13,500	15,000
Notes payable to individuals, due in monthly installments of $35 (including monthly interest at 9%), to August 14, 2006, when principal balance is due; secured by real property	1,711	1,839
Notes Payable, Other	91	104

	115,302	116,943
Less—Current Maturities	(300)	(15,287)

	$115,002	$101,656

    The amount of credit available pursuant to the Credit Facility reduced to $25.0 million on June 30, 2001. For information concerning a new credit facility entered into subsequent to June 30, 2001, see Note 5.

4.
Investment in Joint Ventures

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

    Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	June 30, 2001	December 31, 2000
	(unaudited)
Current assets	$20,918	$21,951
Property and equipment, net	284,298	288,883
Other assets	515	1,010

Total assets	$305,731	$311,844

Current liabilities	$20,515	$21,427
Long term liabilities	146,000	157,000
Partners' equity	139,216	133,417

Total liabilities and partners' equity	$305,731	$311,844

Summarized results of operations (in thousands)(unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Revenues	$45,390	$48,667	$83,129	$88,382
Operating Expenses	(34,279)	(36,786)	(65,608)	(69,481)

Operating Income	11,111	11,881	17,521	18,901
Other (Expense)	(3,741)	(3,673)	(7,722)	(7,501)

Net Income	$7,370	$8,208	$9,799	$11,400

    Effective December 13, 2000, ELLC entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino to be located in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, ELLC entered into an agreement with the Sullivan Family Trust to reduce ELLC's percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. ELLC has an option to increase its percentage interest to 42.5% at a later date. As presently planned, Tamarack will have approximately 190 slot machines, a sportsbook and a themed restaurant. Operations are currently expected to commence in September 2001. The business and affairs of the Tamarack will be managed by four members of Tamarack Crossings, LLC, including ELLC, which has been designated "Chief Executive Manager" and will be responsible for overseeing the day-to-day operation of the Tamarack. At June 30, 2001, ELLC's investment in Tamarack Crossings,

LLC was $2.9 million of a $3.4 million commitment of which $2.5 million was invested during the six months then ended. ELLC's contribution in Tamarack Crossings, LLC represents its proportionate share of the total contributions for the members. Additional capital contributions of the members, including ELLC, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.

    Effective July 1, 2000, ELLC and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which ELLC owns a 19% interest, will be managed by a Board of Managers, which will consist of three Managers designated by ARL and two Managers designated by ELLC. At June 30, 2001, ELLC's investment in the MindPlay Entity was $1.4 million of which $1.1 million was invested during the six months then ended.

5.
Amended and Restated Credit Facility

    On July 17, 2001, the Credit Facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" and (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The New Credit Facility is secured by substantially all of the Company's real property. The facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property; (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement.

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

    The Company accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay utilizing the equity method of accounting. Tamarack and MindPlay are currently in the developmental stage. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's net income before taxes as determined in accordance with the terms of the Silver Legacy Joint Venture's joint venture agreement (the "Joint Venture Agreement"). See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report.

    The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

Three Months Ended June 30, 2001 Compared to
Three Months Ended June 30, 2000

Net Revenues

    Net revenues decreased by approximately $4.2 million, or 8.8%, to $43.7 million for the three months ended June 30, 2001 compared to $48.0 million for the same period in 2000. The Company's decrease in net revenues included decreases in casino and food, beverage and entertainment revenues. Net revenues for the three months ended June 30, 2001 include $3.7 million of income from the Company's unconsolidated affiliate, the Silver Legacy Joint Venture, as compared to $4.1 million for the same period in 2000.

    Casino revenues decreased by approximately $3.3 million, or 11.1%, to $26.0 million for the three months ended June 30, 2001 compared to $29.3 million for the same period in 2000. The decrease in casino revenues was primarily due to lower slot revenue as a result of decreased slot volume for the three months ended June 30, 2001. A lower games hold percentage also contributed to the decrease.

    Food, beverage and entertainment revenues decreased by approximately $0.5 million, or 3.8%, to $12.2 million for the three months ended June 30, 2001 compared to $12.7 million during the same period in 2000. The decrease was due to lower occupancy in the showroom in the second quarter of 2001 compared to the same period in 2000.

    Hotel revenues increased by approximately $0.1 million, or 2.3%, to $4.9 million for the three months ended June 30, 2001 compared to $4.8 million during the same period in 2000. The increase was due primarily to an increase in the Eldorado's average daily rate to approximately $63 in the second quarter of 2001 as compared to approximately $62 in the second quarter of 2000. The hotel occupancy rate decreased slightly to approximately 95% in the second quarter of 2001 compared to approximately 96% in the same period in 2000.

    Promotional allowances expressed as a percentage of casino revenues were 17.3% for the second quarter of 2001 compared to 14.4% for the same period in 2000.

Operating Expenses

    The Company's operating expenses decreased by approximately $1.5 million, or 4.2%, to $34.1 million for the three months ended June 30, 2001 from $35.6 million during the same period in 2000. This decrease is primarily attributable to a decrease in selling, general and administrative expenses and management fees.

    Casino expenses decreased slightly to $12.9 million for the three months ended June 30, 2001 from $13.0 million during the same period in 2000 due to a reduction in bad debt expense and gaming taxes.

    Food, beverage and entertainment expenses decreased by approximately $0.2 million, or 2.2%, to approximately $8.4 million for the three months ended June 30, 2001 from approximately $8.6 million during the same period in 2000. The decrease is primarily due to lower showroom professional services in the second quarter of 2001 compared to the second quarter of 2000.

    Hotel expenses increased slightly to $2.1 million for the three months ended June 30, 2001 compared with $2.0 million during the same period in 2000 primarily due to a slight increase in payroll expenditures.

Selling, General and Administrative Expenses and Management Fees

    Selling, general and administrative expenses and management fees decreased by approximately 10.1% to $7.0 million for the three months ended June 30, 2001 from $7.8 million during the same period in 2000. This is primarily due to decreases in advertising, payroll expenditures and accrued bonuses for the three months ended June 30, 2001 as compared to the same period in 2000.

Depreciation

    Depreciation for the three months ended June 30, 2001 was approximately $3.2 million compared to $3.4 million during the same period in 2000 due to certain assets becoming fully depreciated.

Interest Expense, Net

    Interest expense, net of capitalized interest and interest income, decreased approximately $0.2 million, or 6.5%, to $3.1 million in the second quarter of 2001 compared to $3.3 million for the same period in 2000 primarily as a result of a decrease in the average outstanding borrowings and a lower average interest rate in the second quarter of 2001 as compared to the same period in 2000.

Net Income

    As a result of the factors described above, net income for the three months ended June 30, 2001 decreased by approximately $2.5 million, or 28.3%, to $6.4 million compared to $8.9 million during the same period in 2000.

Six Months Ended June 30, 2001 Compared to
Six Months Ended June 30, 2000

Net Revenues

    Net revenues decreased by approximately $8.6 million, or 9.7%, to $79.7 million for the six months ended June 30, 2001 compared to $88.2 million for the same period in 2000. The decrease in net revenues during the 2001 period included decreases in casino and food, beverage and entertainment revenues. Net revenues for the six months ended June 30, 2001 include $4.9 million of income from the Company's unconsolidated affiliate, the Silver Legacy Joint Venture, as compared to $5.7 million for the same period in 2000.

    Casino revenues decreased by approximately $6.2 million, or 11.2%, to $48.9 million for the six months ended June 30, 2001 compared to $55.0 million for the same period in 2000. The decrease in casino revenues was due primarily to a decrease in gaming volume as compared to the previous period.

    Food, beverage and entertainment revenues decreased by approximately $1.6 million, or 6.5%, to $23.1 million for the six months ended June 30, 2001 compared to $24.7 million during the same period in 2000. The decrease is primarily a result of lower showroom occupancy for the first six months of 2001 as compared to the same period in 2000.

    Hotel revenues remained comparable at $8.8 million for the six months ended June 30, 2001 compared to the same period in 2000. The Eldorado's average daily rate decreased slightly to approximately $57 for the six months ended June 30, 2001 as compared to approximately $58 for the same period in 2000. Hotel occupancy was approximately 93% for both the 2001 and 2000 periods.

    Promotional allowances expressed as a percentage of casino revenues were 17.5% for the six months ended June 30, 2001 compared to 15.5% for the same period in 2000.

Operating Expenses

    The Company's operating expenses decreased by approximately $3.4 million, or 4.8%, to $66.6 million for the six months ended June 30, 2001 from $69.9 million during the same period in 2000. This decrease is primarily attributable to a decrease in casino expenses, food, beverage and entertainment expenses, selling, general and administrative expenses and management fees.

    Casino expenses decreased by $0.7 million, or 2.9%, to $24.7 million for the six months ended June 30, 2001 from $25.4 million during the same period in 2000 primarily due to decreases in bad debt expense, gaming taxes and marketing expenditures.

    Food, beverage and entertainment expenses decreased by approximately $0.6 million, or 3.7%, to $16.2 million for the six months ended June 30, 2001 from approximately $16.8 million during the same period in 2000. The decrease is primarily due to lower showroom professional services in the 2001 period.

    Hotel expenses increased slightly to $3.9 million for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to a slight increase in payroll expenditures.

Selling, General and Administrative Expenses and Management Fees

    Selling, general and administrative expenses and management fees decreased by 7.1% to $14.4 million for the six months ended June 30, 2001 compared to $15.5 million during the same period in 2000. The decrease was primarily due to decreases in advertising, payroll expenditures and accrued bonuses offset slightly by an increase in utility costs for the six months ended June 30, 2001 as compared to the 2000 period.

Depreciation

    Depreciation for the six months ended June 30, 2001 was $6.5 million compared to $6.8 million for the same period in 2000, a decrease of 4.1%, due to certain assets becoming fully depreciated.

Interest Expense, Net

    Interest expense, net of capitalized interest and interest income, decreased by approximately $0.4 million, or 6.4%, to $6.2 million for the six months ended June 30, 2001 compared to $6.6 million for the same period in 2000 primarily as a result of a decrease in the average outstanding borrowings and a lower average interest rate during the first six months of 2001 as compared to the same period in 2000.

Net Income

    As a result of the factors described above, net income for the six months ended June 30, 2001 decreased by approximately $4.8 million, or 41.4%, to $6.7 million compared to $11.5 million during the same period in 2000.

Liquidity and Capital Resources

    The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliate was $14.7 million for the six months ended June 30, 2001, as compared to $19.4 million during the same period in 2000. Net cash provided by operating activities was $11.7 million for the six months ended June 30, 2001 compared to $12.2 million for the same period of the prior year.

    At June 30, 2001, the Company had $8.3 million of cash and cash equivalents and $10.8 million available pursuant to its Credit Facility (as defined below). The net proceeds of the offering (the "Offering") by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). The amount of credit available pursuant to the Credit Facility reduced to approximately $25.0 million on June 30, 2001. On July 17, 2001, the Credit Facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" and (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The New Credit Facility is secured by substantially all of the Company's real property. The facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property; (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement.

    As of June 30, 2001, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes, (ii) $13.5 million of borrowings and an additional $0.7 million of letters of credit under the Credit Facility and (iii) $1.5 million of other long term debt (net of current portion).

    The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the six months ended June 30, 2001, Resorts made distributions of $3.75 million to its members as compared to $3.3 million during the same period in 2000.

    During the six months ended June 30, 2001, the Company's principal uses of funds remaining after the aforementioned distributions were related to debt service, our investments in MindPlay and Tamarack Junction, discussed in Note 4, and recurring capital expenditures. Total capital expenditures for the six months ended June 30, 2001 were $3.7 million.

    The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.

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
4.8
Second Amended and Restated Loan Agreement dated as of June 29, 2001 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as sole initial Bank, Issuing Bank and Administrative Agent.
10.14	Articles of Merger dated May 31, 2001 by and between Tamarack Partners, LLC and Tamarack Crossings, LLC.
10.15	Unit Option Agreement dated June 29, 2001 by and among The Robert and Nana Sullivan Family Trust and Eldorado Resorts LLC.
10.16
First Amendment to Operating Agreement of Tamarack Crossings, LLC dated as of June 29, 2001 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert G. Armstrong, Donald L. Carano and Patrick C. Sullivan.
    (b)
    Reports on Form 8-K

      No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: August 10, 2001	By:	/S/ Donald L. Carano Donald L. Carano Chief Executive Officer, President and Presiding Manager

Date: August 10, 2001	By:	/S/ Robert M. Jones Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: August 10, 2001	By:	/S/ Donald L. Carano Donald L. Carano President

Date: August 10, 2001	By:	/S/ Gene R. Carano Gene R. Carano Treasurer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands) (unaudited)
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (dollars in thousands)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES