Form 10-Q
period 2001-09-30
ELDORADO RESORTS LLC
filed 2001-11-14
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of shares of common stock of Eldorado Capital Corp. outstanding at November 14, 2001: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,467	$9,367
Accounts receivable, net	3,213	4,466
Inventories	2,873	3,296
Prepaid expenses	2,050	1,647

Total current assets	34,603	18,776
Investment in joint ventures	71,513	62,363
Property and equipment, net	143,615	148,117
Other assets, net	6,262	6,469

Total assets	$255,993	$235,725

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$308	$15,287
Current portion of capital lease obligations	80	88
Accounts payable	3,351	3,452
Construction and retention payables	59	170
Interest payable	1,532	4,112
Accrued payroll, taxes and other accruals	8,476	9,176

Total current liabilities	13,806	32,285
Long-term debt, less current portion	134,172	101,656
Capital lease obligations, less current portion	170	—
Other liabilities	1,417	1,314

Total liabilities	149,565	135,255
Minority interest	5,925	5,719
Members' equity	100,503	94,751

Total liabilities and members' equity	$255,993	$235,725

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating Revenues:
Casino	$27,249	$33,291	$76,103	$88,327
Food, beverage and entertainment	12,632	13,808	35,757	38,532
Hotel	4,937	5,197	13,689	14,013
Equity in net income of unconsolidated affiliates	3,341	3,947	8,241	9,647
Other	1,372	1,452	3,983	3,952

	49,531	57,695	137,773	154,471
Less: Promotional allowances	(4,993)	(4,867)	(13,562)	(13,394)

Net revenues	44,538	52,828	124,211	141,077
Operating Expenses:
Casino	13,958	14,730	38,612	40,117
Food, beverage and entertainment	8,542	9,141	24,755	25,970
Hotel	1,923	2,167	5,860	6,048
Other	554	754	1,487	2,386
Selling, general and administrative	7,469	7,889	21,074	22,443
Management fees	228	447	975	1,343
Depreciation	3,216	3,385	9,689	10,137

Total operating expenses	35,890	38,513	102,452	108,444

Operating Income	8,648	14,315	21,759	32,633
Gain/(Loss) on Investments	(439)	172	(439)	172
Interest Expense, net	(3,050)	(3,236)	(9,254)	(9,866)

Net Income Before Minority Interest	5,159	11,251	12,066	22,939
Minority Interest in Net Income of Subsidiary	(131)	(151)	(318)	(368)

Net Income	$5,028	$11,100	$11,748	$22,571

Unrealized Loss on Securities:
Unrealized holding loss arising during period	—	(250)	—	(1,128)
Less: reclassification adjustment for gains included in net income	—	(172)	—	(172)

Comprehensive Income	$5,028	$10,678	$11,748	$21,271

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 2000	$94,751
(Unaudited)
Net Income	11,748
Distributions	(5,996)

BALANCE, September 30, 2001	$100,503

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,748	$22,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,689	10,137
Amortization of loan/bond costs	471	493
Equity in net income of unconsolidated affiliate, net of distributions	(5,294)	(9,647)
Minority interest in net income of subsidiary, net of distributions	206	368
Gain on sale of property and equipment	(12)	(33)
Decrease (Increase) in—
Accounts receivable, net	1,253	108
Inventories	423	(123)
Prepaid expenses	(578)	100
Increase (Decrease) in—
Accounts payable, construction and retention payables, interest payable, accrued payroll, taxes, other accruals and other liabilities	(3,389)	(4,199)
Note payable to related party	—	1,450

Net cash provided by operating activities	14,517	21,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,187)	(5,521)
Proceeds from sale of marketable securities	—	994
Gain on sale of marketable securities	—	(172)
Increase in joint venture investments	(4,120)	(325)
Loss on investments	439	—
Proceeds from sale of property and equipment	12	116
Decrease in other assets, net	22	2

Net cash used in investing activities	(8,834)	(4,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt	29,513	14,000
Principal payments on long-term and other debt	(11,814)	(24,259)
Loan origination costs	(286)	—
Distributions	(5,996)	(8,110)

Net cash provided by (used in) financing activities	11,417	(18,369)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	17,100	(2,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,367	9,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,467	$6,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$11,527	$12,022

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

    In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year. Certain reclassifications have been made to the year end financial information to conform with the current period presentation which have no effect on net income.

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

3.  Long Term Debt and Notes Payable

Long term debt consisted of the following (in thousands):	September 30, 2001	December 31, 2000
	(unaudited)
10 1/2% Senior Subordinated Notes: semi-annual payments of interest only, in arrears on February 15 and August 15 of each year, maturing August 15, 2006	$100,000	$100,000
Outstanding portion of reducing revolver and the revolving credit line, due in quarterly installments of principal (plus interest calculated using either the Base rate or Eurodollar rate; the Base rate at September 30, 2001 and December 31, 2000 was 6.0% and 9.5%, respectively, and the Eurodollar rate at September 30, 2001 and December 31, 2000 was 2.64% and 6.5%, respectively) due March 31, 2006; secured by substantially all real property.	32,750	15,000
Notes payable to individuals, due in monthly installments of $34,614 (including monthly interest at 9%), to August 14, 2006, when principal balance is due; secured by real property	1,646	1,839
Notes Payable, Other	84	104

	134,480	116,943
Less—Current Maturities	(308)	(15,287)

	$134,172	$101,656

    On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. As of September 30, 2001, the Company had approximately $32.75 million of indebtedness outstanding under the New Credit Facility and $6.4 million of unutilized borrowing capacity, the availability of which is subject to the Company's compliance with applicable covenants. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" and (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property; (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of September 30, 2001, the Company's total debt exceeded the limitation imposed by the maximum total debt to EBITDA ratio, for which the Company expects to obtain a waiver pursuant to the New Credit Facility. See Item 3 in Part II of this report.

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

    The Joint Venture Agreement provides, subject to limitations on distributions to Partners in other agreements to which the Silver Legacy Joint Venture is a party, including its New Credit Facility, that Net Cash from Operations (defined as the gross cash proceeds from all Silver Legacy Joint Venture operations, less cash operating expenses and certain other expenses and obligations, including interest and principal payments on indebtedness including the financing required for the development, construction and completion of the Silver Legacy (the "Construction Financing"), other than indebtedness owed Partners or affiliates as provided for in the Joint Venture Agreement, and reasonable reserves deemed necessary to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture) is to be distributed quarterly to the Partners in proportion to their Percentage Interests in the Silver Legacy Joint Venture after satisfaction of certain other obligations as follows: (i) at the end of the first year of operation only, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture, (ii) the payment of interest and principal on all loans to the Silver Legacy Joint Venture from Partners and affiliates (excluding payment of principal on the Construction Financing), (iii) the payment of principal and interest on any Additional Capital Contribution Loan (as defined) of a Partner, plus the distribution to the non-defaulting Partner who provided such Additional Capital Contribution Loan of an amount equal to the amount of such Additional Capital Contribution Loan, (iv) the payment of certain construction cost overruns, (v) at the end of the first year of operation only, the payment of the balance of the principal of the Construction Financing not including cost overruns, (vi) to the extent earned and available, the distribution to Galleon, Inc. of an amount up to the Priority Allocation, (vii) to the extent earned and available, the distribution to ELLC of an amount up to the amount distributed to Galleon, Inc. pursuant to the Priority Allocation, (viii) after the first year of operation, the distribution to each Partner of an amount equal to its tax liability attributable to the Silver Legacy Joint Venture and (ix) the payment of the balance of the portion of the Construction Financing provided by Galleon, Inc. or Mandalay Resort Group until such loans are paid in full or refinanced. Any withdrawal from the Silver Legacy Joint Venture by either Partner results in a reduction of distributions to such withdrawing Partner to 75% of amounts otherwise payable to such Partner.

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

    Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	September 30, 2001	December 31, 2000
	(unaudited)
Current assets	$22,650	$21,951
Property and equipment, net	282,634	288,883
Other assets	565	1,010

Total assets	$305,849	$311,844

Current liabilities	$21,137	$21,427
Long term liabilities	140,500	157,000
Partners' equity	144,212	133,417

Total liabilities and partners' equity	$305,849	$311,844

Summarized results of operations (in thousands)(unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Revenues	$45,774	$50,436	$128,903	$138,818
Operating Expenses	(35,702)	(38,565)	(101,310)	(108,046)

Operating Income	10,072	11,871	27,593	30,772
Other (Expense)	(3,184)	(3,977)	(10,906)	(11,478)

Net Income	$6,888	$7,894	$16,687	$19,294

    Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino located in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Sullivan Family Trust to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Resorts has an option to increase its percentage interest to 42.5% at a later date. Tamarack has approximately 190 slot machines, a sports book and a themed restaurant. Operations commenced September 4, 2001. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. At September 30, 2001, Resorts' investment in Tamarack Crossings, LLC was $3.4 million of a $3.4 million commitment of which $3.0 million was invested during the nine months then ended. Resorts' contribution in Tamarack Crossings, LLC represents its proportionate share of the total contributions for the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting.

    Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which Resorts owns a 19% interest, will be managed by a Board of Managers, which will consist of three Managers designated by ARL and two Managers designated by Resorts. At September 30, 2001, Resorts' investment in the MindPlay Entity was $1.4 million of which $1.1 million was invested during the nine months then ended. The Company's investment in MindPlay is accounted for using the equity method of accounting.

5.  Repurchase of Debt Securities

    In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $9.7 million under its New Credit Facility prior to September 30, 2001 to facilitate the purchase.

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

    The Company accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay utilizing the equity method of accounting. MindPlay is currently in the developmental stage. The Company's consolidated net income includes its proportional shares of Tamarack's, MindPlay's and Silver Legacy Joint Venture's net income before taxes.

September 11 Events

    Terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. on September 11, 2001 have prompted the United States to declare war on terrorism. In the aftermath of the September 11 attacks, consumer confidence has fallen, unemployment has risen and the economy has generally slowed. The attacks had an adverse effect in the weeks immediately following September 11. Eldorado's hotel occupancy rate during the portion of the quarter following the September 11 attacks declined 8.5% as compared to the same period in 2000. The volume of gaming, showroom occupancy and customer counts at the Eldorado's restaurants also were down significantly during the last 20 days of the quarter compared with the portion of the quarter preceding the September 11 attacks. Because our results for the quarter ended September 30, 2001 were impacted by a number of factors, including an economy that was already weakening before September 11 and increased competition from Native American casinos in northern California, it is difficult to measure the precise impact the September 11 attacks had on our third quarter results. The Company believes that the negative impact the attacks had on the economy could continue to depress gaming volume and restaurant counts as consumers' discretionary income remains tight, but the Company feels that the Reno market's heavier dependence on the drive-up customer, versus those who fly, could minimize the negative impact. Effective September 24, the Company reacted to the effects of the September 11 attacks by implementing a hiring freeze, a reduction in staff through attrition and adjustment of our hourly employees' work week to correspond to reduced business levels.

    The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

Three Months Ended September 30, 2001 Compared to
Three Months Ended September 30, 2000

Net Revenues

    Net revenues decreased by approximately $8.3 million, or 15.7%, to $44.5 million for the three months ended September 30, 2001 compared to $52.8 million for the same period in 2000. The

Company's decrease in net revenues included decreases in casino and food, beverage and entertainment revenues. Net revenues for the three months ended September 30, 2001, include $3.3 million of income from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations September 4, 2001), as compared to $3.9 million for the same period in 2000. The net revenues reflect a $103,000 loss from Tamarack due to the write-off of pre-opening expenses.

    Casino revenues decreased by approximately $6.0 million, or 18.2%, to $27.2 million for the three months ended September 30, 2001 compared to $33.3 million for the same period in 2000. The decrease in casino revenues was primarily due to lower slot revenue as a result of decreased slot volume for the three months ended September 30, 2001. A lower games hold percentage also contributed to the decrease.

    Food, beverage and entertainment revenues decreased by approximately $1.2 million, or 8.5%, to $12.6 million for the three months ended September 30, 2001 compared to $13.8 million during the same period in 2000. The decrease was due to lower occupancy in the showroom and lower restaurant customer counts in the third quarter of 2001 compared to the same period in 2000.

    Hotel revenues decreased by approximately $0.3 million, or 5.0%, to $4.9 million for the three months ended September 30, 2001 compared to $5.2 million during the same period in 2000. The Eldorado's average daily rate and hotel occupancy rate were approximately $66 and 91%, respectively, in the third quarter of 2001 as compared to approximately $68 and 93%, respectively, in the third quarter of 2000. The Eldorado's hotel occupancy rate during the portion of the quarter following the September 11 attacks declined 8.5% as compared to the same period in 2000.

    Promotional allowances, expressed as a percentage of casino revenues, were 18.3% for the third quarter of 2001 compared to 14.6% for the same period in 2000.

Operating Expenses

    The Company's operating expenses decreased by approximately $2.6 million, or 6.8%, to $35.9 million for the three months ended September 30, 2001 from $38.5 million during the same period in 2000. This decrease is primarily attributable to decreases in casino, food, beverage, entertainment and selling, general and administrative expenses.

    Casino expenses decreased by approximately $0.8 million, or 5.2%, to $14.0 million for the three months ended September 30, 2001 from $14.7 million during the same period in 2000 primarily due to decreases in bad debt expense and gaming taxes.

    Food, beverage and entertainment expenses decreased by approximately $0.6 million, or 6.6%, to $8.5 million for the three months ended September 30, 2001 from $9.1 million during the same period in 2000. The decrease is primarily due to decreases in cost of sales and payroll expenditures.

    Hotel expenses decreased by approximately $0.2 million, or 11.3%, to $1.9 million for the three months ended September 30, 2001 compared with $2.2 million during the same period in 2000. The decrease is primarily related to decreases in cost of sales and payroll expenditures.

Selling, General and Administrative Expenses and Management Fees

    Selling, general and administrative expenses and management fees decreased by approximately 7.7% to $7.7 million for the three months ended September 30, 2001 from $8.3 million during the same period in 2000. The decrease is primarily due to decreases in management fees and accrued bonuses.

Depreciation

    Depreciation for the three months ended September 30, 2001 was approximately $3.2 million compared to $3.4 million during the same period in 2000 due to certain assets becoming fully depreciated.

Interest Expense, Net

    Interest expense, net of capitalized interest and interest income, decreased approximately $0.2 million, or 5.8%, to $3.1 million in the third quarter of 2001 compared to $3.2 million for the same period in 2000 primarily as a result of a lower average interest rate in the third quarter of 2001 as compared to the same period in 2000.

Net Income

    As a result of the factors described above, net income for the three months ended September 30, 2001 decreased by approximately $6.1 million, or 54.7%, to $5.0 million compared to $11.1 million during the same period in 2000.

Nine Months Ended September 30, 2001 Compared to
Nine Months Ended September 30, 2000

Net Revenues

    Net revenues decreased by approximately $16.9 million, or 12.0%, to $124.2 million for the nine months ended September 30, 2001 compared to $141.1 million for the same period in 2000. The decrease in net revenues during the 2001 period included decreases in casino and food, beverage and entertainment revenues. Net revenues for the nine months ended September 30, 2001, include $8.2 million of income from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations September 4, 2001), as compared to $9.6 million for the same period in 2000.

    Casino revenues decreased by approximately $12.2 million, or 13.8%, to $76.1 million for the nine months ended September 30, 2001 compared to $88.3 million for the same period in 2000. The decrease in casino revenues was due primarily to decreased gaming volume and lower hold percentage as compared to the previous period.

    Food, beverage and entertainment revenues decreased by approximately $2.8 million, or 7.2%, to $35.8 million for the nine months ended September 30, 2001 compared to $38.5 million during the same period in 2000. The decrease is primarily due to lower showroom occupancy and fewer restaurant customer counts in the 2001 period.

    Hotel revenues decreased by approximately $0.3 million, or 2.3%, to $13.7 million for the nine months ended September 30, 2001 compared to $14.0 million during the same period in 2000. The decrease was due to the Eldorado's average daily rate and hotel occupancy decreasing to approximately $60 and 92%, respectively, in the 2001 period as compared to approximately $61 and 93%, respectively, in the 2000 period.

    Promotional allowances, expressed as a percentage of casino revenues, were 17.8% for the nine months ended September 30, 2001 compared to 15.2% for the same period in 2000.

Operating Expenses

    The Company's operating expenses decreased by approximately $6.0 million, or 5.5%, to $102.5 million for the nine months ended September 30, 2001 from $108.4 million during the same period in 2000. This decrease is primarily attributable to a decrease in casino, food, beverage, entertainment and selling, general and administrative expenses.

    Casino expenses decreased by approximately $1.5 million, or 3.8%, to $38.6 million for the nine months ended September 30, 2001 from $40.1 million during the same period in 2000 primarily due to decreases in bad debt expense and gaming taxes.

    Food, beverage and entertainment expenses decreased by approximately $1.2 million, or 4.7%, to $24.8 million for the nine months ended September 30, 2001 from approximately $26.0 million during the same period in 2000. The decrease is primarily due to lower payroll expenditures and showroom professional services in the 2001 period.

    Hotel expenses decreased by approximately $0.2 million, or 3.1% to $5.9 million for the nine months ended September 30, 2001 from $6.0 million during the same period in 2000 due to an overall decrease in hotel operating expenses.

Selling, General and Administrative Expenses and Management Fees

    Selling, general and administrative expenses and management fees decreased by 7.3% to $22.0 million for the nine months ended September 30, 2001 compared to $23.8 million during the same period in 2000 primarily due to decreases in advertising, payroll expenditures, management fees and accrued bonuses for the nine months ended September 30, 2001 as compared to the 2000 period.

Depreciation

    Depreciation for the nine months ended September 30, 2001 was $9.7 million compared to $10.1 million for the same period in 2000, a decrease of 4.4%, due to certain assets becoming fully depreciated.

Interest Expense, Net

    Interest expense, net of capitalized interest and interest income, decreased by approximately $0.6 million, or 6.2%, to $9.3 million for the nine months ended September 30, 2001 compared to $9.9 million for the same period in 2000 due to a decrease in the average outstanding borrowings and a lower average interest rate during the first nine months of 2001 as compared to the same period in 2000.

Net Income

    As a result of the factors described above, net income for the nine months ended September 30, 2001 decreased by approximately $10.8 million, or 48.0%, to $11.7 million compared to $22.6 million during the same period in 2000.

Liquidity and Capital Resources

    The Company's primary sources of liquidity and capital resources have been its cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliates was $23.2 million for the nine months ended September 30, 2001, as compared to $33.1 million during the same period in 2000. Net cash provided by operating activities was $14.5 million for the nine months ended September 30, 2001 compared to $21.2 million for the same period of the prior year.

    At September 30, 2001, the Company had approximately $26.5 million of cash and cash equivalents and $6.4 million of unutilized borrowing capacity under its New Credit Facility (as defined below), the availability of which is subject to the Company's compliance with applicable covenants. On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by

Bank of America as its "Prime Rate" and (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property; (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of September 30, 2001, the Company's total debt exceeded the limitation imposed by the maximum total debt to EBITDA ratio, for which the Company expects to obtain a waiver pursuant to the New Credit Facility. See Item 3 in Part II of this report.

    Prior to September 30, 2001, the Company borrowed $9.7 million under the New Credit Facility to purchase $10.2 million of its 10 1/2% Notes on the open market. The settlement of this purchase occurred in October 2001. Prior to the end of the third quarter the Company realized it would exceed the limitation imposed by the maximum total debt to EBITDA ratio. Faced with the uncertainty of borrowing under the New Credit Facility after September 30, 2001, the Company increased its borrowings, reflected by the $26.5 million of cash the Company held as of September 30, 2001, prior to the close of the third quarter, to provide added liquidity over the next two quarters. The Company expects to obtain a waiver of the September 30, 2001 violation of the maximum total debt to EBITDA ratio in the fourth quarter.

    As of September 30, 2001, the Company had outstanding (i) $100 million in aggregate principal amount of 10 1/2% Notes (including $10.2 million principal amount of the 10 1/2% Notes which the Company acquired in October 2001 utilizing $9.7 million of the cash the Company held as of September 30, 2001), (ii) $32.75 million of borrowings and an additional $0.9 million of letters of credit under the New Credit Facility and (iii) $1.4 million of other long term debt (net of current portion).

    The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the nine months ended September 30, 2001, Resorts made distributions of $6.0 million to its members as compared to $8.1 million during the same period in 2000.

    During the nine months ended September 30, 2001, the Company's principal uses of the funds remaining after the aforementioned distributions related to debt service, our investments in MindPlay and Tamarack, discussed in Note 4, and recurring capital expenditures. Total capital expenditures for the nine months ended September 30, 2001 were $5.2 million.

    Our future sources of liquidity are anticipated to be from our current cash on hand, our operating cash flow, capital lease financing for certain of our fixed asset purchases and, provided we are able to obtain relief from the current limit thereunder on the amount of total indebtedness we are permitted to incur, the New Credit Facility. Because our total debt at September 30, 2001, exceeded the amount permitted under the New Credit Facility, the banks' obligation to make further advances thereunder is currently suspended, and we currently anticipate that our indebtedness will continue to exceed the level permitted by the New Credit Facility at December 31, 2001. While the banks having at least 51% of the commitment under the New Credit Facility may declare all of the indebtedness currently outstanding under the New Credit Facility to be immediately due and payable as a result of our having exceeded the limit on indebtedness permitted by the New Credit Facility at September 30, 2001, based on our discussions with representatives of Bank of America, N.A., the administrative agent under the New Credit Facility, we believe the banks will grant us a waiver of the current default and will grant us a second waiver if our indebtedness continues to exceed the permitted level at December 31, 2001, although there is no assurance that either waiver will be obtained. In the event the banks should elect to declare the indebtedness under the New Credit Facility due and payable, we would not have the funds required to make such payment and the banks would be entitled to exercise their rights and remedies under the deed of trust and other collateral documents, covering substantially all of our assets, that secure our obligations under the New Credit Facility. If the requisite waivers are granted, we believe our current cash on hand and our operating cash flow will be sufficient, without the need to obtain additional advances under the New Credit Facility, to permit us to fund our operations and meet our other obligations for the remainder of 2001 and during the first quarter of 2002. While we believe we will be able to comply with the limitation on the indebtedness imposed by the New Credit Facility by March 31, 2002, we intend to continue to review the situation with our bank group and we may seek a modification of the covenant limiting our total indebtedness if we determine that we will not be able to meet the current limitation by March 31, 2001. In such event, there can be no assurance the banks will be willing to modify the existing covenant. Our anticipated uses of our available cash in the near term will be for recurring capital expenditures and debt service.

Forward-Looking Statements

    Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words "may", "could", "should", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan" or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities, applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect the Company's Future Results" in Item 1 of our annual report on Form 10-K for the year ended December 31, 2000. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

    As of September 30, 2001, the Company was in violation of the maximum total debt to EBITDA ratio in the New Credit Facility described under "Liquidity and Capital Resources" in Item 2, Part I of this report and management currently anticipates that the Company's total debt will continue to exceed the permitted limit at December 31, 2001. Under the terms of the New Credit Facility, the violation constitutes an Event of Default and, consequently, the banks' obligation to make further advances is suspended. While the banks having at least 51% of the commitment under the New Credit Facility may declare the indebtedness under the New Credit Facility to be due and payable, based on discussions with representatives of Bank of America, N.A., the administrative agent under the New Credit Facility, the Company anticipates the banks will grant to the Company a waiver of the default.

Item 6.  Exhibits and Reports on Form 8-K

    (a)
    Exhibits

      None

    (b)
    Reports on Form 8-K

      No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: November 14, 2001	By:	/S/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager

Date: November 14, 2001	By:	/S/ ROBERT M. JONES Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: November 14, 2001	By:	/S/ DONALD L. CARANO Donald L. Carano President

Date: November 14, 2001	By:	/S/ GENE R. CARANO Gene R. Carano Treasurer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
TABLE OF CONTENTS
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES