Form 10-K405
period 2001-12-31
ELDORADO RESORTS LLC
filed 2002-03-29
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-11811

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada	88-0115550
Nevada	88-0367075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

345 North Virginia Street, Reno, Nevada 89501
(Address of principal executive offices, including zip code)

(775) 786-5700
(Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants: None

        Number of shares of common stock of Eldorado Capital Corp. outstanding at March 27, 2002: 2,500 Shares.

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

        The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere and providing unsurpassed personal service and cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicular traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% interest in a 50/50 joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado. The other partner in the Silver Legacy Joint Venture is a wholly-owned subsidiary of Mandalay Resort Group ("Mandalay").

        In 2000, Resorts acquired a 21.25% interest in Tamarack Junction, a small casino then being constructed in south Reno, which commenced operations September 4, 2001, and acquired an interest in MindPlay LLC, which is developing a system that, if successfully completed, will permit tracking and surveillance of pit gaming operations. In January 2001, Resorts exercised options to acquire an additional 15% interest in MindPlay LLC for a total interest of 19%. For additional information concerning these transactions see "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report and Item 13 of this report.

Business Strategy

        The Company has a broad experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other seven senior executives has in excess of 10 years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over twenty-five years. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of Resorts.

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

        The Eldorado has a state-of-the-art, real-time customer tracking system which comprehensively tracks its gaming customers throughout the casino. Customers are given an electronically readable card to insert into slot machines and to provide to floor supervisors at table games. The slot machines automatically transmit gaming data to a central computer and floor supervisors manually enter certain data relating to gaming customers which is then computerized. The system enables the Eldorado to obtain up-to-the-minute information on a customer's gaming habits, maximum and minimum wagers, the total amount wagered and length of play. The Eldorado can thereby ensure that customers receive prompt recognition and complimentaries based on their levels of gaming. This innovation is enhanced by a friendly, knowledgeable staff and a conveniently located promotion center. In addition, "Club Eldorado," the casino's full-service slot club, offers an array of special events and exciting tournaments and convenient ways of earning complimentaries.

        The cost incurred by the Company for advertising in 2001 was $3,946,000 compared with $4,523,000 in 2000.

        Strategic Expansion and Improvements.    Since opening the Eldorado in 1973, the Company has employed a strategy of periodic expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing this strategy, the Company has undertaken a number of improvements over the past five years. In May 1997, the Eldorado opened a state-of-the-art 566-seat showroom which added an entertainment experience that management believes attracts a larger and broader audience of entertainment seekers. The showroom features the only nightly production show of its kind in downtown Reno. In addition, the Company opened a new VIP Lounge in December 1997, offering a relaxing atmosphere, including a complimentary full service bar and VIP room registration for preferred casino customers. In 1998, the Eldorado opened a new slot area across from the property's microbrewery, The Brew Brothers, and a portion of Choices Restaurant was enclosed and remodeled into a 78-seat Asian cuisine restaurant, the Golden Fortune. In December 1999 the Eldorado opened the BuBinga Lounge, a sophisticated intimate nightclub, featuring live music, a dance floor, a cigar room and two themed bars, all presented in an elegant atmosphere. In 2000, Choices Restaurant was remodeled adding a sushi bar and Reno's first Dim Sum kitchen. In December 2000, two retail outlets across from The Brew Brothers were removed and additional slot machines were added.

        The Company owns a 31,000 square foot piece of property across the street from and west of the Eldorado which could be used for further expansion of the Eldorado, although there are no immediate plans for the development of this site.

Eldorado Hotel & Casino

        The Eldorado is centrally positioned in the heart of Reno's prime gaming area and room base. Easily accessible to both foot and vehicular traffic, the Eldorado is strategically located directly off Interstate 80, the principal highway linking the Reno market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, the Eldorado is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes the Eldorado serves as a downtown landmark, situated to attract a large volume of foot traffic from other casinos as well as from the local populace. In addition, the Eldorado is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium, which is located just one block away.

        As of December 31, 2001, the Eldorado offered approximately 84,000 square feet of gaming space, with approximately 1,826 slot machines, 78 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, two keno games and a poker room. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 68% of the Eldorado's total gaming revenues in 2001. A diverse selection of table games and a variety of table limits allow play from a wide range of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

        The interior of the hotel is designed to create a European ambiance and offers 816 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 2001 and 2000, the Eldorado achieved a 89.6% and 91.7% average hotel occupancy rate at an Average Daily Rate ("ADR") of approximately $59 in both 2001 and 2000, respectively.

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

ELDORADO RESTAURANTS

Dining Venue	Seating Capacity	Description
Roxy	190	•	A Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steak and seafood
		•	Designed by famed restaurant designer Pat Kuleto to feature seven distinct architectural styles
		•	Voted Best Gourmet Restaurant by Casino Player magazine 2000
		•	Voted Best Wine List and Best Martini Bar by Casino Player magazine 2000 and 2001
		•	Received Award of Excellence from Wine Spectator 1998, 1999 and 2000
		•	Received prestigious DiRoNa Award 1999 and 2000.
La Strada	172	•	Features northern Italian cuisine in an Italian countryside villa setting
		•	Voted Best Italian Restaurant by Casino Player magazine 1999
		•	Recipient of the Wine Spectator Award of Excellence eight of the last nine years
The Brew Brothers	160	•	First microbrewery located in a hotel/casino
		•	Offers eight microbrewed beers including Lady Luck Lager, Eldorado Extra Pale Honey Ale, Redhead Amber Ale, Wild Card Wheat Ale, Big Dog Ale, Gold Dollar Pale Ale, Double Down Stout and a rotating seasonal brew
		•	Named Best Brewpub in America by Nightclub and Bar magazine 1999
		•	Named Highest Selling Brewpub in North America by the Institute for Brewing Studies 1999

		•	Named area's best saloon in Nevada magazine's Best of Nevada Poll 1999, 2000 and 2001
The Prime Rib Grill	214	•	A spirited, lively steak and seafood house specializing in prime rib and grilled entrees
		•	Offers top quality USDA choice cuts of beef and fresh seafood and a "never ending" salad and fruit bar with homemade soups
Chefs' Buffet	516	•	A 220-foot buffet offering a variety of cuisine, including American, Italian, Chinese, Mexican, a pizza station, omelet station and a salad, fruit and ice cream bar and a daily Mongolian barbecue
		•	Features specialty nights including a Friday night seafood buffet
		•	Serves food fresh from Eldorado's own bakery, butcher shop, pasta shop and gelato factory
		•	Named Best Buffet by Casino Player magazine 2000
Tivoli Gardens	223	•	A 24-hour restaurant with a menu featuring Asian, Italian, Mexican and South American cuisines
		•	Features the Eldorado Coffee Company, where fresh coffee beans are roasted each day for use throughout the hotel and for retail purchase
Choices Express Cafe	207	•	A food court offering a variety of American and Italian specialties and authentic Chinese food
		•	Features Reno's first Dim Sum kitchen and sushi bar
Golden Fortune	78	•	Authentic Hong Kong style cuisine offering 90 specialties in a classic Chinese setting featuring hand blown and stained glass imported from China
		•	Named Best Chinese Restaurant by Casino Player magazine 2001

        The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers microbrewed beers and wines from the Ferrari Carano Winery.

        The Eldorado features a 566-seat showroom, the BuBinga Lounge, which is an intimate nightclub, and a VIP lounge. Other amenities offered by the Eldorado include retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to the Eldorado which hosts a variety of special events. The Eldorado has parking facilities for over 1,000 vehicles including a 656-space self-park garage and a 369-space valet parking facility.

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

        The Silver Legacy's design is inspired by Nevada's rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who "struck it rich" on the site of the casino. Silver Legacy's hotel, the tallest building in northern Nevada, is a "Y"-shaped structure with three wings, consisting of 37-,

34- and 31-floor tiers. Silver Legacy's opulent interior showcases a casino built around Sam Fairchild's famed 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino. The Company's management believes that the Silver Legacy is a "must see" attraction for visitors to the Reno market.

        The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,710 guest rooms, including 145 player spa suites and eight penthouse suites. Many of the Silver Legacy's guest rooms feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 2001, the Silver Legacy's casino featured approximately 87,300 square feet of gaming space and contained 2,112 slot machines and 82 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, a keno lounge and a race and sports book. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

        The Silver Legacy's dining options incorporate fine dining and casual elegance in six venues:

  •
  Sterling's Seafood Steakhouse, which has a seating capacity of 168, offering the finest in steaks and seafood along with an extensive wine list, featured in Wine Spectator magazine, table side desserts and an extravagant Sunday Brunch;

  •
  the Victorian Buffet, which has a seating capacity of 500;

  •
  Fairchild's Oyster Bar, which has a seating capacity of 56, offering a drink and a quick bite;

  •
  Sweetwater Cafe, which has a seating capacity of 333, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

  •
  Fresh Express Food Court, which has a seating capacity of 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

  •
  Sips Coffee House, situated in the hotel lobby, offers gourmet coffee and teas.

        In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include custom retail shops, exercise facilities, a beauty salon and an outdoor swimming pool and sundeck, as well as a video arcade.

        The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and custom retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,099 rooms, 20 restaurants and enough parking to accommodate over 6,000 vehicles, and as of December 31, 2001, approximately 5,534 slot machines and 233 table games. The Company's management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

Silver Legacy Joint Venture

        Background.    The Silver Legacy was developed by the Silver Legacy Joint Venture, which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the "Original Joint Venture Agreement"), between ELLC and Galleon, Inc. ("Mandalay Sub"). Under the terms of the Original Joint Venture Agreement, ELLC and Mandalay

Sub (each a "Partner" and, together, the "Partners") each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each of the Partners was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value approximating 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective obligations, ELLC contributed the land on which the Silver Legacy was constructed, at an agreed value of $25 million, and $26.9 million in cash, and Mandalay Sub contributed $51.9 million in cash. Until March 5, 2002, when the Original Joint Venture Agreement was amended and restated, as described below, additional capital contributions in proportion to each Partner's Percentage Interest could be required by Silver Legacy Joint Venture's managing partner, Mandalay Sub, to defray any net loss (not including depreciation and amortization expenses) incurred by the Silver Legacy Joint Venture. In addition, pursuant to the Original Joint Venture Agreement, Mandalay Sub's parent corporation, Mandalay Resort Group, provided certain loans to the Silver Legacy Joint Venture relating to the development and construction of the Silver Legacy (the remaining balance of which was repaid in 1997) and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the Silver Legacy's development and construction costs. In return, Mandalay Resort Group received from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing until March 5, 2002. The Original Silver Legacy Credit Agreement, as amended and restated, was secured by a deed of trust on the Silver Legacy and by security interests in substantially all of the other assets of the Silver Legacy Joint Venture. Under the terms of the Original Silver Legacy Credit Agreement, the borrowing limit ($157.0 million at December 31, 2001) was subject to scheduled reductions, adjustable ratably for any voluntary permanent reductions (with the next such reduction being due on March 31, 2002), of $5.5 million quarterly through December 31, 2002, $6 million on March 31, 2003, and balance on June 30, 2003 when any indebtedness then outstanding under the Original Silver Legacy Credit Agreement would have been due and payable. As of December 31, 2001, the assets of the Silver Legacy Joint Venture, including the Silver Legacy, were subject to encumbrances securing the repayment of indebtedness in the principal amount of $145 million (representing the principal amount then outstanding under the Original Silver Legacy Credit Agreement) plus accrued interest of $130,000.

        On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (the "New Joint Venture Agreement"), the terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly-owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the "Silver Legacy Notes"). Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that will amortize over a period of five years and a $20.0 million revolving facility with a five year maturity (the "New Silver Legacy Credit Agreement"), and (iii) made distributions of $10 million to ELLC and $20 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the New Silver Legacy Credit Agreement. The New Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) and the Silver Legacy Notes are secured by a security interest in the same assets which is junior to the security interest securing the New Silver Legacy Credit Agreement.

        Silver Legacy Joint Venture Agreement.    The following is a summary of the New Joint Venture Agreement. The summary is qualified in its entirety by reference to the New Joint Venture Agreement, a copy of which is included as Exhibit 10.1.2 to this report.

        Additional Capital Contributions.    The New Joint Venture Agreement provides that the Partners shall not be permitted or required to contribute additional capital to the Silver Legacy Joint Venture without the consent of both Partners, which consent may be given or withheld in each Partner's sole and absolute discretion.

        Partnership Distributions.    Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject and prior to the occurrence of a "Liquidating Event," the Silver Legacy Joint Venture will be required by the New Joint Venture Agreement to make distributions to its Partners as follows:

  (a)
  Tax distributions equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 39.1%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

  (b)
  Annual distributions of remaining "Net Cash From Operations" in proportion to the percentage interests of the Partners.

  (c)
  Distributions of "Net Cash From Operations" in amounts or at times that differ from those described in (a) and (b) above, provided in each case that both Partners agree in writing to the distribution in advance thereof.

        As defined in the New Joint Venture Agreement, the term "Net Cash From Operations" means the gross cash proceeds received by the Silver Legacy Joint Venture, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Silver Legacy Joint Venture, including interest and scheduled principal payments on Silver Legacy Joint Venture indebtedness, including indebtedness owed to the Partners, if any, (ii) all capital expenditures made by the Silver Legacy Joint Venture, and (iii) such reasonable reserves as the Partners deem necessary in good faith and in the best interests of the Silver Legacy Joint Venture to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture (less any release of reserves previously established, as similarly determined).

        The Managing Partner.    The New Joint Venture Agreement designates Mandalay Sub as the managing partner with responsibility and authority for the day—to—day management of the business affairs of the Silver Legacy Joint Venture, including overseeing the day—to—day operations of the Silver Legacy and other Silver Legacy Joint Venture business, preparation of the Silver Legacy Joint Venture's budgets, implementation of the decisions made by the Partners and the preparation and submission of the Silver Legacy Joint Venture's annual business plan for review and approval by the Silver Legacy Joint Venture's executive committee.

        The New Joint Venture Agreement also provides that the managing partner shall appoint the general manager and the other principal senior management of the Silver Legacy Joint Venture and Silver Legacy, who shall perform such functions, duties, and responsibilities as the managing partner may assign, and shall serve at the direction and pleasure of the managing partner. Until the execution of the New Joint Venture Agreement, ELLC selected the general manager and Mandalay Sub was entitled to receive a priority allocation which began May 1, 1997.

        The New Joint Venture Agreement provides that the unanimous approval of both Partners is required for certain actions, including the admission of an additional partner, the purchase of additional real property, encumbrances on Silver Legacy, sales or other dispositions of all or substantially all of the assets of the Silver Legacy Joint Venture, refinancing or incurrence of indebtedness involving in excess of $250,000 other than in the ordinary course of business, capital improvements involving more than $250,000 that are not included in an approved annual business plan, and any obligation, contract, agreement, or commitment with a partner or an affiliate of a partner which is not specifically permitted by the New Joint Venture Agreement.

        Replacement of the Managing Partner.    If the actual net operating results of the business of the Silver Legacy Joint Venture for any four consecutive quarters are less than 80% of the projected amount as set forth in the Silver Legacy Joint Venture's annual business plan, after appropriate adjustments for factors affecting similar business in the vicinity of the Silver Legacy, ELLC may require Mandalay Sub to resign from its position as managing partner.

        In addition, in the event Mandalay Sub resigns as managing partner, ELLC will have the right and option to become the managing partner of the Silver Legacy Joint Venture and assume all the obligations of the managing partner under the New Joint Venture Agreement, or the Partners are required to attempt to appoint a third party to manage the day—to—day business affairs of the Silver Legacy Joint Venture. In such event, if the Partners are unable to agree on a manager, then the Silver Legacy Joint Venture shall be dissolved and liquidated in accordance with the provisions of the New Joint Venture Agreement.

        The Executive Committee.    An executive committee of the Silver Legacy Joint Venture is authorized to review, monitor and oversee the performance of the management of the Silver Legacy. The executive committee consists of five members, with three members appointed by the managing partner and two members appointed by the other Partner. In the event that neither of the Partners is the managing partner, then the executive committee will consist of five members, with two members appointed by each Partner and a fifth member appointed by a third party manager selected by the Partners. All actions of the executive committee must be approved by a majority of all of the members of the executive committee. The current members of the executive committee are Stephen J. Greathouse, Thomas D. Robinson and Yvette E. Landau, each of whom was appointed by Mandalay Sub, and Robert M. Jones and Gene Carano, each of whom was appointed by ELLC.

        Subject to the requirement of unanimous approval of the Partners for certain actions, the duties of the executive committee include, but are not limited to, (i) reviewing, adjusting, approving, developing, and supervising the Silver Legacy Joint Venture's annual business plan, (ii) reviewing and approving the terms of any loans made to the Silver Legacy Joint Venture, (iii) approving all material purchases, sales, leases or other dispositions of the Silver Legacy Joint Venture's property, other than in the ordinary course of business, and (iv) approving the appointment of the Silver Legacy Joint Venture's general manager, who is the Silver Legacy Joint Venture's chief executive officer, and the controller, who is the Silver Legacy Joint Venture's chief financial and accounting officer, and determining the compensation of the general manager and the controller.

        Transfer of Partnership Interests.    Except as expressly permitted by the New Joint Venture Agreement, neither Partner may transfer all or any portion of its interest in the Silver Legacy Joint Venture or any rights therein without the unanimous consent of both Partners. The New Joint Venture Agreement provides that a Partner may transfer or convey all or any portion of its interest in the Silver Legacy Joint Venture to an affiliate of such Partner (subject to certain limitations), members of the Partner's family (which includes the Partner's spouse, natural or adoptive lineal descendants, and trusts for their benefit), another Partner, a personal representative of the Partner or any person or entity approved by the unanimous consent of the Partners.

        Unless otherwise agreed by Mandalay Sub, Donald L. Carano or a member of his immediate family acceptable to Mandalay Sub, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Mandalay Sub, which acceptance may not be unreasonably withheld, is required to be the manager of and control

ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Silver Legacy Joint Venture). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Mandalay Sub (or, if applicable, any entity that is a permitted transferee and to which Mandalay Sub has transferred its interest in the Silver Legacy Joint Venture) is required to be controlled by Mandalay Resort Group. In the event the limitation in this paragraph with respect to either Partner is breached, the other Partner will have the right (but not be required) to exercise the buy-sell provisions described below.

        Limitation on Partners' Actions.    The New Joint Venture Agreement includes each Partner's covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Silver Legacy Joint Venture interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such Partner, (iv) withdraw or attempt to withdraw from the Silver Legacy Joint Venture, (v) exercise any power under the Nevada Uniform Partnership Act to dissolve the Silver Legacy Joint Venture, (vi) transfer all or any portion of its interest in the Silver Legacy Joint Venture (other than as permitted hereunder), (vii) petition for judicial dissolution of the Silver Legacy Joint Venture, or (viii) demand a return of such Partner's contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the Partners. The New Joint Venture Agreement also provides that if a Partner attempts to (A) cause a partition or (B) withdraw from the Silver Legacy Joint Venture or dissolve the Silver Legacy Joint Venture, or otherwise take any action in breach of its aforementioned agreements, the Silver Legacy Joint Venture shall continue and (1) the breaching Partner shall immediately cease to have the authority to act as a Partner, (2) the other Partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Silver Legacy Joint Venture, (3) the breaching Partner shall be liable in damages, without requirement of a prior accounting, to the Silver Legacy Joint Venture for all costs and liabilities that the Silver Legacy Joint Venture or any Partner may incur as a result of such breach, (4) distributions to the breaching Partner shall be reduced to 75% of the distributions otherwise payable to the breaching Partner and (5) the breaching Partner shall continue to be liable to the Silver Legacy Joint Venture for any obligations of the Silver Legacy Joint Venture pursuant to the New Joint Venture Agreement, and to be jointly and severally liable with the other Partners for any debts and liabilities (whether actual or contingent, known or unknown) of the Silver Legacy Joint Venture existing at the time the breaching Partner withdraws or dissolves.

        Buy-Sell Provision    At any time on or after July 1, 2005 either Partner (provided such Partner is not in default of any of the provisions of the New Joint Venture Agreement) may make an offer to purchase ("Offer") the interest of the other Partner, which will constitute an irrevocable offer by the Partner giving the Offer either to (i) purchase all, but not less than all, of the interest in the Silver Legacy Joint Venture of the other Partner free of liens and encumbrances for the amount specified in the Offer (the "Sales Price"), or (ii) sell all, but not less than all, of its interest in the Silver Legacy Joint Venture free of liens and encumbrances to the other Partner for the amount specified in the Offer (the "Purchase Price"). The Partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering Partner sell its interest to the other Partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Silver Legacy Joint Venture interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Silver Legacy Joint Venture is a party, the Partner purchasing the Silver Legacy Joint Venture interest (the "Purchasing Partner") shall be entitled to encumber the Silver Legacy Joint Venture property in order to finance the purchase, provided that the other Partner (the "Selling Partner") will have no liability, contingent or otherwise, under such financing. The Purchasing Partner may assign all or part of its right to purchase the Silver Legacy Joint Venture interest of the Selling Partner to an affiliate of the Purchasing Partner, provided that no such assignment relieves the Purchasing Partner of its obligations in the event of a default by the affiliate.

        Dissolution, Winding Up and Liquidation.    The New Joint Venture Agreement provides that the Silver Legacy Joint Venture shall dissolve and commence winding up and liquidating upon the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Silver Legacy Joint Venture property, (iii) the unanimous vote of the Partners to dissolve, wind up, and liquidate the Silver Legacy Joint Venture, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Silver Legacy Joint Venture, (v) the occurrence of an Event of Bankruptcy (as defined the New Joint Venture Agreement) of a Partner, or (vi) the Partners are unable to agree upon a replacement managing partner as provided in the New Joint Venture Agreement (each, a "Liquidating Event").

        The New Joint Venture Agreement also includes the Partners' agreement that the Silver Legacy Joint Venture shall not dissolve prior to the occurrence of a Liquidating Event, notwithstanding any provision of the Nevada Uniform Partnership Act to the contrary. If it is determined by a court of competent jurisdiction that the Silver Legacy Joint Venture has dissolved prior to the occurrence of a Liquidating Event, the Partners have agreed to continue the business of the Silver Legacy Joint Venture without a winding up or liquidation.

        Upon the occurrence of a Liquidating Event, the Silver Legacy Joint Venture will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Silver Legacy Joint Venture, taking full account of the Silver Legacy Joint Venture's liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed (i) first, to the payment and discharge of all of the Silver Legacy Joint Venture's debts and liabilities to creditors other than Partners, (ii) second, to the payment and discharge of all of the Silver Legacy Joint Venture's debts and liabilities to Partners, and (iii) the balance, if any, to the Partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

        Potential Amendments to the New Joint Venture Agreement.    The New Joint Venture Agreement may be amended by the written agreement of both Partners. The Partners have engaged in discussions regarding potential amendments to the New Joint Venture Agreement that would alter the relative levels of control that the Partners are able to exercise over the operations of the Silver Legacy Joint Venture. We anticipate that the overall impact of any such amendments would be to enhance ELLC's role relative to that of Mandalay Sub. We cannot be certain if or when any such amendments will be agreed upon by the Partners.

Reno Market

        The Reno market, one of the larger gaming markets in the United States, generated approximately $1.0 billion of gaming revenues in 2001. The opening of the Silver Legacy in 1995 represented an approximately 13% increase in the number of hotel rooms and an approximately 10% increase in the number of gaming positions in the Reno market. As of December 31, 2001, the Reno market featured approximately 15,459 hotel rooms, 23,386 slot machines and 676 table games. For the twelve months ended December 31, 2001, the Reno market had an estimated 76.9% average hotel occupancy rate.

        Reno is the second largest metropolitan area in Nevada, with a population of approximately 340,000 according to the most recently available U.S. Census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts "drive-in" visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno's annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the "Visitors Authority"), the greater Reno area attracted an estimated 5.2 million visitors for the twelve months ended June 30, 2001 and 2000.

        The following table sets forth certain statistical information for the Reno market for the years 1997 through 2001 as reported by the Visitors Authority, the Nevada State Gaming Control Board and Reno/Tahoe International Airport.

	The Reno Market
	1997	1998	1999	2000	2001
Gaming Revenues (000's)(1)	$901,989	$929,844	$968,531	$1,026,700	$961,664
Gaming Positions(2)(3)	31,762	30,816	30,526	30,951	27,712
Hotel Rooms(2)	15,773	15,271	15,957	16,515	15,459
Average Hotel Occupancy Rate(1)	80.3%	79.1%	78.8%	78.3%	76.9%
Airline Passenger Arrivals(1)(4)	3,503,112	3,427,565	3,097,033	2,812,437	2,462,508
Visitors(5)	5,155,649	5,121,693	5,051,101	5,185,393	5,164,474

(1)
For the twelve months ended December 31 for each period shown.

(2)
As of December 31 for each period shown.

(3)
Calculated from information provided by the Nevada State Gaming Control Board.

(4)
Deplaned passengers to Reno/Tahoe International Airport.

(5)
For the twelve months ended June 30 for each period shown.

        The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") through 2009 and is expected to host many other tournaments for other bowling organizations. The National Bowling Stadium was the site of the WIBC's National Championship Bowling Tournament in 1997 and 2000 and has been selected as the site of that tournament in 2003, 2006 and 2009. The National Bowling Stadium was the site of the ABC's National Championship Bowling Tournament in 1998 and 2001 has been selected as the site of that tournament in 2004 and 2007, providing a major bowling tournament in Reno two out of every three years through the year 2009. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, nightclub and retail space and can be configured to host special events and conventions.

        At December 31, 2001, eight scheduled airlines and a number of other charter airlines were providing daily non-stop departures on 77 flights between Reno and approximately 16 North American cities, providing outbound available seats for more than 9,109 people daily. The primary user of the airport is Southwest Airlines, with approximately 81 daily flights to or from Reno as of December 31, 2001. The Eldorado and the Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

Competition

        The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada could increase competition and could adversely affect our operations. The Company also competes to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

        The Company competes for customers primarily on the basis of locations, range and pricing of amenities and overall atmosphere. Of the 34 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel-casinos that, like the Eldorado, each generate at least $36 million in annual gaming revenues, including the Silver Legacy. Although no hotel-casino projects are currently under construction in the Reno area, we cannot predict the extent to which new projects will be undertaken or the extent to which current hotel space may be expanded in the near future. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno's current room base or gaming capacity will not adversely affect our financial condition or results of operations. The Company also competes with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, the Company believes that the Eldorado's success is influenced to some degree by the success of the Lake Tahoe market. While the Company does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tour destination areas in the foreseeable future, any such decline could adversely affect our operation.

        Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in nine states and casino gaming on Native American-owned land is legal in at least 29 states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting. The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on its operations depending on the nature, location, and scope of those operations.

        On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities. Additionally, numerous tribes have announced that they intend to open gaming facilities. There are approximately 107 federally recognized Native American tribes in California. In order to conduct gaming operations in California, a Native American tribe must enter into a compact with the state. As of December 31, 2001, the State of California had entered into compacts with approximately 60 tribes. Each Native American tribe in California is limited to a maximum of 2,000 slot machines and there may not be more than two gaming facilities on any one reservation. Under the governor of California's interpretation of the compacts, all Native American tribes in California are permitted to operate a total of approximately 45,000 slot machines. However, there remains substantial uncertainty as to the total number of slot machines authorized by the compacts and it is possible that the approximately 45,000-machine limit will increase, and, if so, the increase may be substantial. In addition to allowing the expansion of slot machines, the compacts allow for the expansion of other casino-style games, including blackjack and poker. Most existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including: (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento and (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento.

        In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California, including two which have entered into development and management agreements with established gaming operations. Station Casinos, Inc. has entered into agreements with the United Auburn Indian Community to develop and manage a gaming and entertainment facility on a proposed 49-acre site approximately 21 miles northeast of Sacramento. The United States Interior Department's Bureau of Indian Affairs has approved the application of the United Auburn Indian Community to take the 49-acre site into trust for the planned casino development. Lakes Gaming Inc. has entered into agreements with the Shingle Springs Rancheria to develop and manage a large-scale hotel-casino approximately 35 miles southeast of Sacramento. Other tribes are at various stages of planning new or expanded facilities in northern California, such as the Buena Vista Rancheria of MeWuk Indians, on land located approximately 50 miles southwest of Sacramento, and the Lytton Band of Pomo Indians, on land located approximately 21 miles northeast of San Francisco.

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

Internal Revenue Service Regulations

        The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the Nevada gaming regulatory authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

Other Laws and Regulations

        The Eldorado and the Silver Legacy are subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. The Company believes that it has obtained all required licenses and permits and that our business is conducted in substantial compliance with applicable laws.

The National Gambling Impact Study Commission's Recommendations

        A National Gambling Impact Study Commission (the "Commission") was established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the Commission voted to recommend that the expansion of gambling be curtailed. In June 1999, the Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions, including a recommendation to restrict legal gaming to those at least 21 years of age. Any additional regulation of the gaming industry which may result from the Commission's report may have an adverse effect on the gaming industry, including operations at the Eldorado and the Silver Legacy.

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

        Certain of the Company's properties and former properties, including the Silver Legacy property, had or have varying degrees of petroleum contamination in the soil and/or groundwater. In each instance where such petroleum contamination has been identified, investigation or remediation activities have been undertaken or are ongoing. The possibility exists that additional contamination, as yet unknown, may exist at these or other of the Company's properties. In addition, under the terms of an Environmental Indemnity, dated May 30, 1995 (the "Environmental Indemnity"), the Company agreed jointly and severally with Mandalay to indemnify, defend and hold harmless the agents and lenders under a bank credit facility of the Silver Legacy Joint Venture which was paid in full on March 5, 2002 from and against any and all Environmental Losses (as defined in the Environmental Indemnity) suffered or incurred on the premises of the Silver Legacy or arising through the ownership, use, occupancy or operation thereof. Generally, liability under the Environmental Indemnity covers the period prior to the date the lenders foreclose on and take possession of the real property securing their loans to the Silver Legacy Joint Venture. The agents and lenders are not required to seek payments from the Silver Legacy Joint Venture before pursuing payments from the Company and Mandalay for Environmental Losses. In all cases, the Company believes that the contamination arose from activities of prior owners or occupants, or from offsite sources and not as a result of any actions or operations conducted by the Company.

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

        The Company has expended approximately $738,000 in connection with environmental matters from January 1, 1993 through December 31, 2001, of which approximately $225 was expended during 2001 and approximately $1,425 was expended in 2000.

Employees

        As of December 31, 2001, the Company had 2,166 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

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

  •
  current and future operations; and

  •
  statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

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

  •
  As described under "Competition," in this Item 1, the Company and the joint venture in which it participates operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and northwest United States, could negatively affect future operating results.

  •
  As discussed under "Nevada Regulation and Licensing" in this Item 1, the Eldorado's and the Silver Legacy's gaming operations are highly regulated by governmental authorities in Nevada, and our future operations may be significantly impacted by this regulation.

  •
  Changes in applicable gaming, tax or other laws or regulations could have a significant effect on the operations of the Company and the joint venture in which it participates. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and has reported its findings and recommendations to Congress. It is possible that this report may result in additional regulation and taxation of the gaming industry.

  •
  The Company's operations and those of the joint venture in which it participates are affected by changes in general economic and market conditions nationally as well as such conditions in the Reno area where the Company's and its joint venture's operations are conducted and in those areas where their customers live, including California.

  •
  Any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001 could adversely affect our operations and the operations of the joint venture in which the Company participates.

  •
  The highway between Reno and northern California, where a large number of the Eldorado's and Silver Legacy's customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

  •
  Because all of the operations of the Company and the joint venture in which it participates are in Reno, the Company is subject to greater risk than a gaming company that is geographically diversified. Any economic, weather or other conditions which adversely impact gaming operations in the Reno area will impact all of the operations of the Company and the joint venture in which the Company participates.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry, including a federal gaming tax.

  •
  The Company believes that its recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on the Company's operating results and the operating results of the joint venture in which it participates.

  •
  The interest rate on a portion of the Company's debt is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

  •
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

  •
  There is intense competition to attract and retain management and key employees in the gaming industry. The Company's business or the business of the joint venture in which it participates could be adversely affected in the event of the inability to recruit or retain key personnel.

Item 2.    Properties.

        The Company's executive offices are located inside the Eldorado, which is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2001 totaled approximately $642,000. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's revolving credit facility (the "New Credit Facility"). The New Credit Facility provided for a revolving credit facility of $40.0 million as of December 31, 2001 and, by its terms, the facility reduces by $1.6 million on March 31, 2003 and the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. At December 31, 2001, the indebtedness outstanding under the New Credit Facility was $21.8 million. At that date the Company also had pledged a letter of credit in the amount of $685,000 which reduced the credit available under the New Credit Facility by the amount of the pledged letter of credit. The New Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property referred to below, all related personal property, substantially all other assets of the Company and a pledge of the Company's interest in ELLC. In addition, Capital has guaranteed Resorts' obligations under the New Credit Facility.

        The Company owns a 35,000 square foot parcel of land located at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices are located, and owns approximately 90 acres of land located in Verdi, Nevada. The New Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures relating to the land located in Verdi and the land located at 444 North Center Street.

        The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 2001, this property was subject to an encumbrance securing the repayment of indebtedness of $1,578,000 in addition to the aforementioned second deed of trust securing the Company's interest under the New Credit Facility.

        The Company and Mandalay each owns a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy.

        The Company's 96% owned subsidiary, ELLC, owns a 50% joint venture interest in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. Reference is made to the information appearing under the headings "Silver Legacy Resort Casino" and "Silver Legacy Joint Venture—background" in Item 1 of this report, which information is hereby incorporated in this Item 2 by this reference.

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

PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters.

        There is no established public trading market for (i) Resorts' outstanding membership interests which were owned of record by three entities, two individuals and various trusts for the benefit of members of the Carano family as of December 31, 2001, or (ii) the common stock of Capital, which is a wholly-owned subsidiary of Resorts. See Item 12 of this report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 2001 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions by Resorts to its members aggregated $6.0 million and $8.1 million for 2001 and 2000, respectively, all of which was for income taxes.

Item 6.    Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands)

	Years Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Income Data:
Operating revenues:
Casino	$97,726	$113,613	$112,967	$104,441	$104,513
Food, beverage and entertainment	46,428	50,806	48,125	44,330	41,061
Hotel	17,427	18,005	17,824	18,142	17,769
Equity in net income (loss) of unconsolidated affiliates(1)	10,412	11,935	2,881	—	390
Other	5,334	5,508	5,959	6,698	7,093
Less promotional allowances	(17,592)	(17,612)	(16,483)	(15,296)	(14,545)

Net revenues	159,735	182,255	171,273	158,315	156,281
Operating expenses:
Casino	50,172	53,112	51,153	47,575	45,786
Food, beverage and entertainment	32,040	34,791	33,236	33,017	30,531
Hotel	7,465	8,005	7,412	7,611	7,387
Other	1,928	3,151	4,013	3,881	3,510
Selling, general and administrative(2)	29,079	32,139	31,103	29,745	30,566
Depreciation	12,957	13,439	13,652	13,718	12,478

Total Operating expenses	133,641	144,637	140,569	135,547	130,258

Operating income	26,094	37,618	30,704	22,768	26,023
Equity in net (loss) of unconsolidated affiliate(3)	(207)	—	—	—	—
(Loss) on investments	(225)	—	—	—	—
Interest expense, net.	(12,153)	(13,016)	(12,153)	(13,151)	(13,694)
Other Income	—	60	2,327	—	—

Net income before minority interest.	13,509	24,662	20,878	9,617	12,329
Minority interest in net income of unconsolidated affiliate(4).	(403)	(455)	(110)	—	(91)

Net income before extraordinary items	13,106	24,207	20,768	9,617	12,238
Extraordinary gain on repurchase of bonds, net of unamortized loan fees	343	—	—	—	—

Net Income(5)	$13,449	$24,207	$20,768	$9,617	$12,238

Other Data:
EBITDA(6)	$28,639	$39,122	$41,475	$36,486	$38,111
Net cash provided by (used in):
Operating activities	20,577	27,667	35,057	23,122	22,782
Investing activities	(10,393)	(7,248)	(8,633)	(5,484)	(15,837)
Financing activities	(9,641)	(20,057)	(25,506)	(15,920)	(6,361)
Capital expenditures	6,364	7,763	7,830	5,665	15,957
Operating Data(7):
Number of hotel rooms(8)	816	816	816	816	815
Average hotel occupancy rate(8)	89.6%	91.7%	91.9%	92.8%	90.1%
Casino square footage(8)	84,000	84,000	84,000	84,000	81,500
Number of slot machines(8)	1,826	1,947	1,880	1,871	1,858
Number of table games(8)	78	78	78	79	79
	At December 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,910	$9,367	$9,005	$8,087	$6,369
Total assets	237,461	235,725	231,778	231,258	238,627
Total debt	113,482	117,031	128,978	124,884	129,404
Members' equity(9)	102,204	94,751	79,777	87,486	89,269

See footnotes to Selected Consolidated Financial Data which appear on the next page.

Footnotes to Selected Consolidated Financial Data

(1)
Equity in net income (loss) of unconsolidated affiliates represents ELLC's 50% joint venture interest in the Silver Legacy Joint Venture and Resorts' 21.25% interest in Tamarack.

(2)
Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $1.2 million, $1.8 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts then entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 2001, 2000 and 1999 of $3.0 million, $4.0 million and $4.4 million, respectively.

(3)
Equity in net (loss) of unconsolidated affiliate represents Resorts' 19% interest in MindPlay.

(4)
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

(6)
EBITDA is defined as earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 2001, EBITDA was adjusted to exclude equity in net (loss) of its unconsolidated affiliate of $207,000, Loss on Investments of $225,000 and Extraordinary gain on repurchase of bonds, net of unamortized loan fees of $343,000. For the year ended December 31, 2000, EBITDA was adjusted to exclude Gain on the Sale of Marketable Securities of $60,000. For the year ended December 31, 1999, EBITDA was adjusted to exclude Other Income of $2.3 million from the sale of the Company's one-third interest in Express Vacations LLC. For the years ended December 31, 2001, 2000, 1999 and 1997, EBITDA was adjusted to exclude ELLC's equity in net income of its unconsolidated affiliates of $10.4 million, $11.9 million, $2.9 million and $0.4 million, respectively. EBITDA as presented may not be comparable to EBITDA of other entities as other entities may not calculate EBITDA in the same manner. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.

(7)
Excludes the operating data of the Silver Legacy and Tamarack.

(8)
As of the end of each period presented.

(9)
Effective upon consummation of the Reorganization, partners' equity was reclassified as members' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Eldorado Resorts LLC ("Resorts") was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the "Reorganization"). The Reorganization was effective on July 1, 1996. Resorts owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. In addition to owning the Eldorado, Resorts' 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company ("ELLC"), owns a 50% interest in a joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado. Resorts, ELLC and Eldorado Capital Corp. ("Capital"), a wholly-owned subsidiary of Resorts, which holds no significant assets and conducts no business activity, are collectively referred to as the "Company."

        The Company accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay utilizing the equity method of accounting. MindPlay is currently in the developmental stage. The Company's consolidated net income includes its proportional share of Silver Legacy Joint Venture's, Tamarack's, and MindPlay's net income (loss) before taxes.

September 11 Events

        Terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. on September 11, 2001 had an adverse effect on our operations in the weeks immediately following September 11. Eldorado's hotel occupancy rate for the remainder of the year following the September 11 attacks declined 6.9% as compared to the same period in 2000. The volume of gaming, showroom occupancy and customer counts at the Eldorado's restaurants also were down significantly during the remainder of the year compared to the same period in 2000. Effective September 24, 2001, the Company reacted to the effects of the September 11 attacks by implementing a hiring freeze, a reduction in staff through attrition and adjustment of our hourly employees' work week to correspond to reduced business levels. During the fourth quarter of 2001, the weekend business at the Eldorado returned to near-normal levels, in terms of customer traffic, and midweek business improved, although we have yet to achieve the midweek levels we experienced during the corresponding periods of the prior year. Because our results for the year ended December 31, 2001 were impacted by a number of factors, including an economy that was already weakening before September 11 and increased competition from Native American casinos in northern California, it is difficult to measure the precise impact the September 11 attacks had on our 2001 results. The Company cannot predict the extent to which the events of September 11 will continue to directly or indirectly impact our future operating results, and the Company cannot predict the extent to which any future security alerts and/or additional terrorist attacks such as those that occurred on September 11 may impact our future operations.

        The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

Year Ended December 31, 2001 Compared to
Year Ended December 31, 2000

Net Revenues

        Net revenues decreased by approximately $22.5 million, or 12.4%, to $159.7 million for the year ended December 31, 2001 compared to $182.3 million for the year ended December 31, 2000. The decrease in net revenues resulted from decreases in casino revenues, food, beverage and entertainment revenues and hotel revenues. Net revenues for the year ended December 31, 2001 include $10.4 million of income from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations September 4, 2001), as compared to $11.9 million for the same period in 2000. See Note 7 of the notes to the Company's consolidated financial statements incorporated by reference in Item 8 of this report.

        Casino revenues decreased by 14.0% to $97.7 million for the year ended December 31, 2001, compared to $113.6 million for the year ended December 31, 2000. The decrease in casino revenues was due to decreased gaming volumes and lower hold percentages as compared to the previous period.

        Food, beverage and entertainment revenues decreased by approximately $4.4 million, or 8.6%, to $46.4 million for the year ended December 31, 2001 compared to $50.8 million in 2000. The decrease was primarily due to lower showroom occupancy and fewer customer counts in the 2001 period.

        Hotel revenues decreased to $17.4 million for the year ended December 31, 2001 from $18.0 million for the year ended December 31, 2000, a decrease of 3.2%. This decrease is attributable to a decrease in hotel occupancy to approximately 90% for the year ended December 31, 2001 compared to 92% for the same period in 2000. The Company's average daily rate ("ADR") remained comparable at approximately $59 for the years ended December 31, 2001 and 2000. The hotel occupancy decrease was partly due to remodeling of hotel rooms in 2001 which put nearly 3,100 available room nights out of order. Had some of these room nights been available on select weekends, the hotel would have been at capacity on these weekends. There was also an overall decline in hotel occupancy in the Reno market, partly due to the events of September 11, which was also felt at the Eldorado, particularly during the weeks following September 11.

        Other revenues decreased slightly to $5.3 million for year ended December 31, 2001 as compared to $5.5 million in 2000. The decrease is attributable to lower revenues in retail sales.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.0% in 2001 compared to 15.5% in 2000.

Operating Expenses

        The Company's operating expenses decreased by 7.6% to $133.6 million for the year ended December 31, 2001 from $144.6 million for the year ended December 31, 2000. This decrease is mainly attributable to decreased casino, food, beverage and entertainment and selling, general and administrative expenses.

        Casino expenses decreased by 5.5% to $50.2 million for the year ended December 31, 2001 from $53.1 million for the year ended December 31, 2000. The decrease is attributable to decreases in bad debt, gaming taxes and payroll expenditures.

        Food, beverage and entertainment expenses decreased by approximately $2.8 million, or 7.9%, to $32.0 million for the year ended December 31, 2001 from $34.8 million for the year ended December 31, 2000. The decrease is primarily a result of decreases in payroll expenditures, showroom professional services and lower food and beverage cost of sales.

        Hotel expenses decreased by 6.8%, or $0.5 million, to $7.5 million for the year ended December 31, 2001 from $8.0 million for the year ended December 31, 2000 due to various decreases in hotel operating expenses.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by 9.5% to $29.1 million for the year ended December 31, 2001 from $32.1 million during the same period in 2000.

The decrease was primarily due to decreases in advertising, payroll expenditures, management fees and accrued bonuses in the 2001 period.

Depreciation

        Depreciation decreased to $13.0 million for the year ended December 31, 2001 compared to $13.4 million in 2000, due to some assets becoming fully depreciated.

Interest Expense, Net

        Interest expense, net of capitalized interest and interest income, decreased 6.6%, or $0.9 million, to $12.2 million for the year ended December 31, 2001 compared to $13.0 million for the year ended December 31, 2000. In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. Interest expense decreased as a result of a lower average interest rate and the purchase of the 10 1/2% Notes during 2001 as compared to 2000. The Company capitalized interest of approximately $132,000 for the year ended December 31, 2001 compared to $105,000 during 2000.

Net Income

        As a result of the factors described above, net income for the year ended December 31, 2001 decreased by 44.4% to $13.4 million compared to a net income of $24.2 million in 2000.

Year Ended December 31, 2000 Compared to
Year Ended December 31, 1999

Net Revenues

        Net revenues increased by approximately $11.0 million, or 6.4%, to $182.3 million for the year ended December 31, 2000 compared to $171.3 million for the year ended December 31, 1999. The principal contributor to the increase was $11.9 million of income for the year ended December 31, 2000 compared to $2.9 million for the same period in 1999 from our unconsolidated affiliate, the Silver Legacy Joint Venture. The Company recognized income from its unconsolidated affiliate for only part of the year in 1999 as the result of a priority allocation to Galleon, Inc. pursuant to the Joint Venture Agreement. See Note 7 of the notes to the Company's consolidated financial statements incorporated by reference in Item 8 of this report.

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

        Casino expenses increased by 3.8% to $53.1 million for the year ended December 31, 2000 from $51.2 million for the year ended December 31, 1999. The increase is attributable to increases in bad debt, charter buses and slot promotional expenditures, offset by outsourcing the race and sports book.

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

Other Income

        In 1999, Travelbyus.com purchased, for approximately $660,000 and approximately $1.1 million of its stock, the Company's one-third interest in Express Vacations LLC d.b.a. QQuick Escapes. The Company recognized an approximate $1.7 million gain on the transaction. The Company also recognized distributions in the amount of $597,000 made by QQuick Escapes in 1999. In 2000, the Company had a $60,000 gain on the sale of the Travelbyus.com stock.

Net Income

        As a result of the factors described above, net income for the year ended December 31, 2000 increased by 16.6% to $24.2 million compared to a net income of $20.8 million in 1999.

Corporate Expenses/Management Fees

        The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $1.2 million, $1.8 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended December 31, 2001, 2000 and 1999 of $3.0 million, $4.0 million and $4.4 million, respectively.

Seasonality

        Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 2001, 2000 and 1999.

	2001	2000	1999
First quarter	23.2%	23.2%	21.6%
Second quarter	26.7%	25.9%	25.3%
Third quarter	27.7%	28.9%	27.6%
Fourth quarter	22.4%	22.0%	25.5%

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliates was $28.6 million for the year ended December 31, 2001, as compared to $39.1 million during the same period in 2000. Net cash provided by operating activities was $20.6 million for the year ended December 31, 2001 compared to $27.7 million for the prior year.

        At December 31, 2001, the Company had $9.9 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letters of credit, it had approximately $17.6 million available pursuant to its New Credit Facility (as defined below). The net proceeds of the offering by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes (the "Offering") were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The effective rate of interest on borrowings under the New Credit Facility at December 31, 2001 was 4.42% per annum. The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 2001 the Company was in compliance with all provisions of the New Credit Facility.

        As of December 31, 2001, the Company had outstanding (i) $89.9 million in aggregate principal amount of the 10 1/2% Notes, (ii) $21.8 million of borrowings and an additional $0.7 million of letter of credit under the New Credit Facility and (iii) $1.7 million of other long term debt (net of current portion).

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members' allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the year ended December 31, 2001, Resorts made distributions of $6.0 million to its members as compared with distributions of $8.1 million during 2000, all of which was for income taxes.

        During the year ended December 31, 2001, the Company's principal uses of funds, remaining after the aforementioned distributions, related to debt service, our investments in MindPlay and Tamarack Junction, discussed in Note 7 of the notes to the Company's consolidated financial statements incorporated by reference in Item 8 of this report and recurring capital expenditures. Total capital expenditures for the year ended December 31, 2001 were $6.4 million.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in 2002 will be for hotel remodeling ($3.2 million), recurring capital expenditures (estimated at approximately $2.8 million) and debt service.

Contractual Commitments

        The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases.

	Payment Due by Period (In Thousands)
Type of Contractual Obligation	2002	2003-2006	After 2006	Total
Long-Term Debt Instruments	$315	$112,941	$0	$113,256
Capital Leases	83	143	0	226
Operating Leases	429	406	0	835

Total	$827	$113,490	$0	$114,317

        We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. We expect to spend approximately $3.2 million in 2002 to complete the hotel room remodel.

        At December 31, 2001, we had outstanding a letter of credit in the amount of $685,000 which reduced the amount of our available borrowing under the New Credit Facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets.

Recently Issued Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets", effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to us are substantially the same as those applied under SFAS No. 121 and we, therefore, do not believe that the adoption of SFAS No. 144 will have a material impact on our results of operations or financial position.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The interest rate on a portion of the Company's debt ($21.8 million at December 31, 2001) is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor. To date, we have not invested in derivative or foreign currency based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings under our bank credit facilities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to the Report of Independent Public Accountants and the consolidated financial statements of Eldorado Resorts LLC appearing on pages 50 through 68 of this report and the Report of Independent Public Accountants and the consolidated financial statements of Circus and Eldorado Joint Venture appearing on pages 70 through 83, which are incorporated in this Item 8 by such reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrants.

        Resorts is managed by its Board of Managers, which currently consists of four Board Members. The initial Board Members designated in the Operating Agreement are Donald Carano, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. In September 1996, the Members elected Leslie Stone Heisz as an additional Board Member. Each corporation that serves as a Board Member must select a corporate officer as its representative. Recreational Enterprises, Inc. has selected Gary Carano as its representative and Hotel Casino Management, Inc. has selected Raymond Poncia as its representative and each has served in such capacity since 1996. A corporation which is a Board Member may change its representative at any time by providing notice to Resorts. The Operating Agreement provides that the Board of Managers will consist of at least three, but not more than seven, Board Members, as determined by a majority of the Board of Managers.

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

Board Members and Executive Officers

Name	Age	Position(s)
Donald L. Carano	70	Presiding Board Member, Chief Executive Officer and President of Resorts; President and Director of Capital
Robert M. Jones	59	Chief Financial Officer of Resorts
Gene R. Carano	46	Vice President and Secretary of Resorts and General Manager of the Eldorado; Treasurer of Capital
Gregg R. Carano	42	Vice President of Resorts and Vice President of Food and Beverage of the Eldorado; Director of Capital
Gary L. Carano	49	Board Member—Appointed by Recreational Enterprises, Inc. as its corporate representative
Raymond J. Poncia, Jr.	68	Board Member—Appointed by Hotel Casino Management, Inc. as its corporate representative; Director of Capital
Leslie Stone Heisz	41	Board Member
Name	Age	Significant Employees Position(s)
Robert B. MacKay	54	Director of Administration of the Eldorado
Robert B. Mouchou	46	Vice President of Operations of the Eldorado
Rick W. Murdock	46	Vice President of Sales and Casino Marketing of the Eldorado
Rhonda B. Carano	48	Vice President of Advertising and Public Relations of the Eldorado

        Donald L. Carano.    Mr. Carano has served as Chief Executive Officer of, and has owned a controlling interest in, Resorts or its predecessor since 1973. Previously, he was an attorney with the firm of McDonald Carano Wilson McCune Bergin Frankovich & Hicks LLP, with which he maintains an "of counsel" relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Mr. Carano's commitment to the development and promotion of tourism in Reno has earned him several awards, including the Nevada Food and Beverage Directors Association Man-of-the-Year Award, the American Lung Association 1993 Distinguished Community Service Award and the 1992 Hotelier of the Year Award. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary, Gene, Glenn and Gregg Carano and is married to Rhonda Carano.

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

        Leslie Stone Heisz.    Ms. Heisz has been a Board Member since 1996. Since December 1996, she has been a Managing Director of Dresdner Kleinwort & Wasserstein, where she has been a director since 1995. Prior thereto, Ms. Heisz was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Heisz received a M.B.A. and a B.S. from U.C.L.A.

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

        Rick W. Murdock.    Mr. Murdock has been Vice President of Sales and Casino Marketing of the Eldorado since 1999, previously serving as Director of Casino Marketing of the Eldorado from 1995 until he assumed his current position. He began his career at the Eldorado in 1981 and has since held various positions, including Director of Sales, National Sales Manager and Assistant Hotel Manager.

        Rhonda B. Carano.    Mrs. Carano has been the Vice President of Advertising and Public Relations of the Eldorado since 1999, previously serving as Director of Advertising and Public Relations of the Eldorado from 1978 until 1999. Mrs. Carano is the Vice President of the Ferrari Carano Winery. She received a Bachelor of Science degree from the University of Nevada, Reno.

Item 11.    Executive Compensation.

Summary Compensation Tables

        The following table sets forth all compensation paid by Resorts for the period from January 1, 1999 through December 31, 2001, to the Resort's officers named below (the "Named Officers").

	Annual Compensation(1)
				All Other Compensation
	Year	Salary	Bonus
Donald Carano Board Member and Chief Executive Officer of Resorts	2001 2000 1999	$363,500 550,000 550,000	$0 0 0	$3,021 2,876 2,743	(2)
Robert Jones Chief Financial Officer of Resorts	2001 2000 1999	$320,000 320,000 320,000	$0 55,000 55,000	$3,937 3,671 3,523	(3)
Gene Carano Vice President of Resorts and General Manager of the Eldorado	2001 2000 1999	$300,000 300,000 300,000	$0 55,000 55,000	$3,937 3,671 3,523	(3)
Gregg Carano Vice President of Resorts and Vice President of Food and Beverage of the Eldorado	2001 2000 1999	$300,000 300,000 300,000	$0 55,000 55,000	$3,937 3,671 3,523	(3)
Rob Mouchou Vice President of Operations of the Eldorado	2001 2000 1999	$300,000 300,000 300,000	$0 55,000 55,000	$2,634 2,664 2,535	(4)

(1)
Salary includes for each Named Officer any amount he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan.

(2)
Includes contributions to the Company's 401(k) Plan (as defined herein) of $2,550, payment of term life insurance premiums of $84 and payment of health insurance premiums of $387.

(3)
Includes contributions to the Company's 401(k) Plan of $2,550, payment of term life insurance premiums of $84 and payment of health insurance premiums of $1,303.

(4)
Includes contributions to the Company's 401(k) Plan of $2,550 and payment of term life insurance premiums of $84.

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

        The Company has not granted any appreciation rights to the Named Officers since 1996. Nor did any of the Named Officers exercise any appreciation rights during 2001. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 2001.

	Number of Unexercised Appreciation Rights as of December 31, 2001		Value of Unexercised Appreciation Rights as of December 31, 2001
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Carano	—	—	—	—
Robert Jones	50,000	25,000	$0	$0
Gene Carano	62,500	37,500	$0	$0
Gregg Carano	62,500	37,500	$0	$0
Rob Mouchou	37,500	12,500	$0	$0

Deferred Compensation Plan

        Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 2001, six employees of the Company were eligible to participate. Under the Deferred Compensation Plan, as presently administered, an eligible employee may elect each year to defer the receipt of a portion of his or her compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in years prior to 1991, which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, Resorts' Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. Amounts the Company is obligated to distribute to participants, including the Named Officers, pursuant to the Deferred Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 2001, totaled $1,417,000.

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

Compensation Committee Interlocks and Insider Participation

        The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company will pay to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. The current term of the Management Agreement continues in effect until July 1, 2002 and will be automatically renewed for additional three-year terms until terminated by one of the parties. In 2001, the management fees paid by the Company to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. pursuant to the Management Agreement aggregated $904,000 and $297,000, respectively. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

        The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2001, the rent paid pursuant to the C, S and Y Lease, totaled approximately $642,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an affilated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald Carano, who then owned a 5% interest, exercised an option effective February 19, 2002 to purchase from the Trust an additional 21.25%, thus increasing his total interest to 26.25%, subject to approval of the Nevada Gaming Commission. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. Tamarack, which opened September 4, 2001, has approximately 210 slot machines, a keno game, a sportsbook and a themed restaurant. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At December 31, 2001, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million of which $3.0 million was invested in 2001. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $331,000 in 2001. The Tamarack purchased these products at the Company's cost.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which Resorts owns a 19% interest, is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. Other investors in the MindPlay Entity include Robert Jones, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano, Rhonda Carano, Rob Mouchou, Rick Murdock and Robert B. Mackay, each an affiliate or executive of Resorts, each of whom owns an individual interest in MindPlay, which in the aggregate is 11.3%. The individuals acquired their interests in MindPlay under the same terms and conditions as those of Resorts. At December 31, 2001, Resorts' financial investment in the MindPlay Entity was $1.4 million of which $1.1 million was invested in 2001. The Company's investment in MindPlay is accounted for using the equity method of accounting. Equity in net loss related to MindPlay for the year ended December 31, 2001 of $207,000 is included as a component of non-operating income.

        In January 2002, the Company guaranteed 54.28% of a working capital line for the MindPlay Entity in the amount of $1 million. This line of credit shall be available for draw down for a period of two years. Each draw on the line of credit must be approved by the president of MindPlay and Robert Jones, Chief Financial Officer of Resorts.

        In 2001, the Eldorado purchased advertising posters, banners and other material from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Glenn Carano, son of Donald Carano. For such purchases, the Eldorado paid Lexicon Design, Inc. $207,000 in 2001.

        The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 2001, lease payments for the aircraft totaled $313,000. In the opinion of Resorts' management, the payments are at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

        The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 2001 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

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

Tammy Poncia S Trust
Michelle Poncia S Trust
Gary Carano S Trust
Glenn Carano S Trust
Gregg Carano S Trust
Linda Poncia Ybarra S Trust
Cathy Poncia Vigen S Trust
Gene Carano S Trust
Cindy Carano S Trust
12.5%
12.5%
12.5%
12.5%
Recreational Enterprises, Inc.
Hotel Casino Realty Investments, Inc.
10%
10%
10%
10%
10%
Donald L. Carano
Ludwig J. Corrao
Hotel Casino Management, Inc.
55%
6%
.4%
.4%
.4%
.4%
.4%
3%
5%
29%
2.5428%
ELDORADO RESORTS LLC
(Eldorado Hotel & Casino)
100%
Eldorado Capital Corp.
1.2714%
96.1858%
Circus Circus Enterprises, Inc.
100%
Eldorado Limited Liability Company
Galleon, Inc.
50%
50%
Silver Legacy Joint Venture

        The following table sets forth certain information regarding the beneficial ownership of the Resorts' outstanding membership interests by (i) each person known by Resorts to be a beneficial owner of 5% or more of the outstanding membership interests, (ii) each Board Member, (iii) each of the Named Officers and (iv) all Board Members and executive officers of Resorts as a group.

Name and Address of Beneficial Owner	Membership Interest %
Donald L. Carano(1)(2)	58.0%
Recreational Enterprises, Inc.(3)	55.0%
Raymond J. Poncia, Jr.(4)(5)	29.0%
Hotel Casino Management, Inc.(5)(6)	29.0%
Hotel Casino Realty Investments, Inc.(7)	6.0%
Gene R. Carano(2)(7)(8)	6.6%
Gregg R. Carano(2)(7)(8)	6.6%
Gary L. Carano(2)(7)(8)	6.6%
Cindy L. Carano(2)(7)(8)	6.6%
Glenn T. Carano(2)(7)(8)	6.6%
Ludwig J. Corrao(9)	5.0%
Robert M. Jones	—
Rob B. Mouchou	—
Leslie Stone Heisz	—
All Board Members and executive officers as a group	95.0%

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

(3)
Recreational Enterprises, Inc. is beneficially owned by the following members of the Carano family in the following percentages: Donald L. Carano—49.5%; Gene R. Carano—10.1%; Gregg R. Carano—10.1%; Gary L. Carano—10.1%; Cindy L. Carano—10.1% and Glenn T. Carano—10.1%. Gary holds 7.185% of his interest in Recreational Enterprises, Inc. through various trusts. Gene, Gregg, Cindy and Glenn each hold all of their respective interests in Recreational Enterprises, Inc. through various trusts. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.

(4)
Includes 29.0% owned by Hotel Casino Management, Inc., which is owned by members of the Poncia family.

(5)
The address of Raymond J. Poncia, Jr. and Hotel Casino Management, Inc. is P.O. Box 429, Verdi, Nevada 89439.

(6)
Hotel Casino Management, Inc. is beneficially owned by the following members of the Poncia family in the following percentages: Raymond J. Poncia, Jr.—49.712%; Cathy L. Poncia-Vigen—12.572%; Linda R. Poncia Ybarra—12.572%; Michelle L. Poncia Staunton—12.572% and Tammy R. Poncia—12.572%. Cathy, Linda, Michelle and Tammy each hold all of their respective interests in Hotel Casino Management, Inc. through various trusts.

(7)
Hotel Casino Realty Investments, Inc. is beneficially owned by the following members of the Carano and Poncia family in the following percentages: Gary Carano—10%; Glenn Carano—10%; Gene Carano—10%; Gregg Carano—10%; Cindy Carano—10%; Cathy Poncia Vigen—12.5%; Linda Poncia Ybarra—12.5%; Michelle Poncia Staunton—12.5% and Tammy Poncia—12.5%. All

  family members hold all of their respective interests in Hotel Casino Realty Investment, Inc. through various trusts. The address of Hotel Casino Realty Investments, Inc. is P.O. Box 429, Verdi, Nevada 89439.

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
Incorporated by reference in Item 8 of this report and included on pages 50 through 68 hereof are the following consolidated financial statements of Eldorado Resorts LLC:
Report of Independent Public Accountants
Consolidated Balance Sheets at December 31, 2001 and December 31, 2000
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Members' Equity for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
Included on 70 through 83 of this report are the following financial statements of Circus and Eldorado Joint Venture:
Report of Independent Public Accountants
Balance Sheets at December 31, 2001 and December 31, 2000
Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
Statements of Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Financial Statements
(a)(3)	Exhibits:
The following exhibits are filed as part of this report or incorporated herein by reference:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Eldorado Resorts LLC Articles of Merger. (Incorporated by reference to Exhibit 2.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
2.2
Agreement and Plan of Merger dated as of June 28, 1996 by and between Eldorado Hotel Associates Limited Partnership and Eldorado Resorts LLC. (Incorporated by reference to Exhibit 2.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
3.1	Articles of Organization of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
3.2	Articles of Incorporation of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
3.3
Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 by and among Recreational Enterprises Inc., Hotel-Casino Management, Inc., Hotel Casino Realty Investments, Inc., Donald L. Carano and Ludwig J. Corrao. (Incorporated by reference to Exhibit 3.3 to the Registrant's Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
3.4	Bylaws of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.1
Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.2
Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.3
Second Amended and Restated Loan Agreement dated as of June 29, 2001 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-Q for the quarter ended June 30, 2001)
4.4
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4 to the Registrants' Form 8-K dated December 31, 2001)
10.1.1
Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)

10.1.2	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc.
10.2.1
Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.2.2
Written Consent in Lieu of Meeting of Members of Eldorado Limited Liability Company (Incorporated by reference to Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)
10.3
Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.4
Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.1
Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.2
Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.3
Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.4
Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.5
Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.6*
Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.7*
Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.8*
Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)

10.9.1
Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4(h) to the quarterly report for the quarterly period ended October 31, 1997 of Circus Circus Enterprises, Inc. (Mandalay Resort Group) (Commission File No. 1-8570.)
10.9.2	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent.
10.9.3	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A. as administrative agent.
10.9.4	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A. as administrative agent.
10.9.5	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent.
10.9.6
Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.
10.9.7
Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., administrative agent.
10.9.8	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.
10.9.9
Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.
10.10.1	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee.
10.10.2	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York.
10.10.3	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee.
10.10.4	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee.
10.10.5	Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee.
10.10.6	Environment Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.

10.11
Operating Agreement of Tamarack Crossings LLC dated as of December 13, 2000 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert E. Armstrong, Donald L. Carano and Patrick C. Sullivan. (Incorporated by reference to Exhibit 10.12 to the Registrants' Form 10-K for the year ended December 31, 2000)
10.12
Operating Agreement of MindPlay LLC dated as of July 1, 2000 by and among Eldorado Resorts LLC, Avereon Research LTD. and others, and Amendment thereto. (Incorporated by reference to Exhibit 10.13 to the Registrants' Form 10-K for the year ended December 31, 2000)
10.13
Articles of Merger dated May 31, 2001 by and between Tamarack Partners, LLC and Tamarack Crossings, LLC. (Incorporated by reference to Exhibit 10.14 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
10.14
Unit Option Agreement dated June 29, 2001 by and among The Robert and Nana Sullivan Family Trust and Eldorado Resorts LLC. (Incorporated by reference to Exhibit 10.15 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
10.15
First Amendment to Operating Agreement of Tamarack Crossings, LLC dated as of June 29, 2001 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert G. Armstrong, Donald L. Carano and Patrick C. Sullivan. (Incorporated by reference to Exhibit 10.16 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
21	List of Subsidiaries.
99	Letter re: Representations of Independent Public Accountants

*
Constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

  During the fourth quarter of 2001, the Company filed no report on Form 8-K.

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

ELDORADO RESORTS LLC
Date: March 27, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager
ELDORADO CAPITAL CORP.
Date: March 27, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD L. CARANO Donald L. Carano	Chief Executive Officer, President and Presiding Manager of the Board of Managers of Eldorado Resorts LLC (Principal Executive Officer) and President (Principal Executive Officer) and Director of Eldorado Capital Corp.	March 27, 2002
/s/ ROBERT M. JONES Robert M. Jones	Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)	March 27, 2002
/s/ GENE R. CARANO Gene R. Carano	Treasurer of Eldorado Capital Corp. (Principal Financial and Accounting Officer)	March 27, 2002

/s/ RAYMOND J. PONCIA, JR. Raymond J. Poncia, Jr.	Member of the Board of Managers of Eldorado Resorts LLC—appointed by Hotel Casino Management, Inc. as its corporate representative and Director of Eldorado Capital Corp.	March 27, 2002
/s/ GARY L. CARANO Gary L. Carano	Member of the Board of Managers of Eldorado Resorts LLC—appointed by Recreational Enterprises, Inc. as its corporate representative	March 27, 2002
/s/ GREGG R. CARANO Gregg R. Carano	Director of Eldorado Capital Corp.	March 27, 2002
/s/ LESLIE STONE HEISZ Leslie Stone Heisz	Member of the Board of Managers of Eldorado Resorts LLC	March 27, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Members of Eldorado Resorts LLC:

We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS LLC, (a Nevada limited liability company) and subsidiaries (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Resorts LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 5, 2002

ELDORADO RESORTS LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,910	$9,367
Restricted cash	306	—
Accounts receivable, net	3,589	4,466
Inventories	2,722	3,296
Prepaid expenses	1,392	1,647

Total current assets	17,919	18,776
INVESTMENT IN JOINT VENTURES	72,073	62,363
PROPERTY AND EQUIPMENT, net	139,966	146,559
OTHER ASSETS, net	7,503	8,027

Total assets	$237,461	$235,725

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$315	$15,287
Current portion of capital lease obligations	83	88
Accounts payable	3,322	3,452
Construction and retention payables	66	170
Interest payable	3,966	4,112
Accrued and other liabilities	6,639	9,059
Due to members and affiliates	417	117

Total current liabilities	14,808	32,285
LONG-TERM DEBT, less current portion	112,941	101,656
CAPITAL LEASE OBLIGATIONS, less current portion	143	—
OTHER LIABILITIES	1,417	1,314

Total liabilities	129,309	135,255

MINORITY INTEREST	5,948	5,719
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
MEMBERS' EQUITY	102,204	94,751

Total liabilities and members' equity	$237,461	$235,725

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(dollars in thousands)

	For the years ended December 31,
	2001	2000	1999
OPERATING REVENUES:
Casino	$97,726	$113,613	$112,967
Food, beverage and entertainment	46,428	50,806	48,125
Hotel	17,427	18,005	17,824
Equity in net income (loss) of unconsolidated affiliates	10,412	11,935	2,881
Other	5,334	5,508	5,959

	177,327	199,867	187,756
Less—promotional allowances	(17,592)	(17,612)	(16,483)

Net revenues	159,735	182,255	171,273

OPERATING EXPENSES:
Casino	50,172	53,112	51,153
Food, beverage and entertainment	32,040	34,791	33,236
Hotel	7,465	8,005	7,412
Other	1,928	3,151	4,013
Selling, general and administrative	27,878	30,349	29,238
Management fees	1,201	1,790	1,865
Depreciation	12,957	13,439	13,652

Total operating expenses	133,641	144,637	140,569

OPERATING INCOME	26,094	37,618	30,704
Equity in net (loss) of unconsolidated affiliate	(207)	—	—
(Loss) on investments	(225)	—	—
Interest expense, net	(12,153)	(13,016)	(12,153)
Other income	—	60	2,327

NET INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEMS	13,509	24,662	20,878
MINORITY INTEREST IN NET INCOME OF UNCONSOLIDATED AFFILIATE	(403)	(455)	(110)

NET INCOME BEFORE EXTRAORDINARY ITEMS	13,106	24,207	20,768

EXTRAORDINARY ITEMS:
Gain on repurchase of bonds, net of unamortized loan fees	343	—	—

NET INCOME	$13,449	$24,207	$20,768

UNREALIZED GAIN/(LOSS) ON SECURITIES:
Unrealized holding gain/(loss) arising during period	—	(1,123)	1,123
Less: Reclassification adjustment for gains included in net income	—	1,123	—

COMPREHENSIVE INCOME	$13,449	$24,207	$21,891

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 1998	$87,486
Distributions	(29,600)
Net Income	20,768
Comprehensive Income	1,123

BALANCE, December 31, 1999	79,777
Distributions	(8,110)
Net Income	24,207
Comprehensive Income Reclassification	(1,123)

BALANCE, December 31, 2000	94,751
Distributions	(5,996)
Net Income	13,449

BALANCE, December 31, 2001	$102,204

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,449	$24,207	$20,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,957	13,439	13,652
Amortization of loan/bond costs	591	665	669
Equity in net (income) of unconsolidated affiliates in excess of distributions	(5,640)	(11,935)	(2,881)
Minority interest in net income of unconsolidated affiliates in excess of distributions	229	455	110
(Gain) on sale of property and equipment	(12)	(6)	(53)
(Increase) Decrease in—
Restricted cash	(306)	—	—
Accounts receivable, net	877	199	(1,250)
Note receivable	—	—	377
Inventories	574	65	(457)
Prepaid expenses	255	113	97
(Decrease) Increase in—
Accounts payable, construction and retention payable, interest payable, accrued and other liabilities, due to members and affiliates and other liabilities	(2,397)	465	4,025

Net cash provided by operating activities	20,577	27,667	35,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,364)	(7,763)	(7,830)
(Purchases of)/Proceeds from sale of marketable securities	—	1,176	(1,116)
Gain on sale of marketable securities	—	(60)	—
(Increase) in joint venture investments	(4,070)	(755)	—
(Increase) in investment	(225)	—	—
Loss on investment	225	—	—
Proceeds from sale of property and equipment	12	152	350
Decrease/(Increase) in other assets, net	29	2	(37)

Net cash used in investing activities	(10,393)	(7,248)	(8,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt	34,013	18,000	38,000
Principal payments on long-term and other debt	(27,412)	(29,947)	(33,906)
Payment on bond repurchase	(9,597)	—	—
Extraordinary gain on bond repurchase, net of unamortized loan fees	(343)	—	—
Loan origination costs	(306)	—	—
Distributions	(5,996)	(8,110)	(29,600)

Net cash used in financing activities	(9,641)	(20,057)	(25,506)

INCREASE IN CASH AND CASH EQUIVALENTS	543	362	918
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,367	9,005	8,087

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,910	$9,367	$9,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$12,201	$12,326	$11,762

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

  Principles of Consolidation/Operations

        The consolidated financial statements include the accounts of Eldorado Resorts, LLC ("Resorts") a Nevada limited liability company, Eldorado Capital Corp., ("Capital"), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' Predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company shall be liquidated upon the occurrence of any event requiring dissolution of the Company. Proceeds from liquidation shall be dispersed first to creditors, including Members and interest holders who are creditors for debts other than their respective capital contributions, and second to Members and interest holders in accordance with their capital account balances.

        The Company owns and operates the Eldorado Hotel & Casino, an 816-room hotel casino in downtown Reno, Nevada. ELLC, a Nevada limited liability company owned 96.12% by Resorts, owns a 50% interest in the Circus and Eldorado Joint Venture which owns the Silver Legacy Resort Casino, a 1,710 room hotel casino that opened July 28, 1995 and is located contiguous to the Eldorado Hotel & Casino.

        Capital was incorporated with the sole purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 (the "Notes") in order to facilitate the offering thereof.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

  Restricted Cash

        The Company has a certificate of deposit for $306,000, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit has a maturity date of January 25, 2002.

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

  Capitalization of Interest

        The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. Interest capitalized during the fiscal years ended December 31, 2001, 2000, 1999 was approximately $132,000, $105,000 and $36,000, respectively.

  Investment in Joint Ventures

        The Company accounts for ELLC's 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack using the equity method of accounting and is reported as a component of operating income. The Company accounts for its 19% interest in MindPlay under the equity method of accounting and is reported as a component of non-operating income.

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

	For the years ended December 31,
	2001	2000	1999
Food, beverage and entertainment	$9,824	$10,123	$9,325
Hotel	1,914	1,932	1,788
Other	1,470	1,030	1,010

	$13,208	$13,085	$12,123

  Advertising

        Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $3,946,000, $4,523,000 and $3,918,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Extraordinary Gain

        In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $9.7 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in an extraordinary gain of $343,000 after writing off unamortized fees relating to the bond offering.

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

        The reported amounts of the Company's assets and liabilities exceeded the net tax basis by $1,871,000 and $2,325,000 at December 31, 2001 and 2000, respectively.

  Fair Value of Financial Instruments

        The fair value of the Company's 10 1/2% Senior Subordinated Notes approximates their recorded value at December 31, 2001 and 2000. The approximate fair market value of the Notes, including those held by the Company, based on quoted market prices, were approximately $96.5 million and $99.0 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

  Marketable Securities

        The Company accounted for its marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. This standard also requires marketable securities to be classified into one of three categories: (1) trading (2) available-for-sale and (3) held-to maturity.

        Management determined the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999, all marketable securities were designated as available-for-sale. Accordingly, these securities were stated at fair value, with unrealized gains and losses included in Comprehensive Income.

  Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", requires that the Company disclose comprehensive income and its components. The objective of SFAS No. 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with members. Comprehensive income is the total of net income and all other non-member changes in equity ("Comprehensive Income").

        In accordance with SFAS No. 115 as described above, the Company has recorded the changes in marketable securities value as Comprehensive Income in the accompanying consolidated financial statements. During 2000, all marketable securities were sold on a specific identification basis, which, at December 31, 1999 had a fair value of $2,239,000. The proceeds from the securities' sales totaled $1,176,000. The amount of unrealized gain reclassed out of Comprehensive Income was $1,123,000, which yielded a net realized gain of $60,000 over the purchase cost of $1,116,000.

  Recently Issued Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets", effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to us are substantially the same as those applied under SFAS No. 121 and we, therefore, do not believe that the adoption of SFAS No. 144 will have a material impact on our results of operations or financial position.

  Reclassifications

        Certain reclassifications have been made to prior years' consolidated financial statements, which have no effect on net income, to conform to current year presentation.

2.    Certain Risks and Uncertainties

        A significant portion of the Company's revenues and operating income are generated from patrons who are residents of Northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized "Nevada-style" gaming on Native American reservations.

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

4.    Accounts Receivable

        Components of accounts receivable, net are as follows (in thousands):

	For the years ended December 31,
	2001	2000
Accounts receivable	$4,531	$6,580
Due from members and affiliates	92	92
Allowance for doubtful accounts	(1,034)	(2,206)

Total	$3,589	$4,466

        The provision for bad debt expense is $437,000, $1,710,000, and $1,203,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.    Property and Equipment

        Property and equipment consist of the following (in thousands):

	Estimated Service Life (years)	December 31,
		2001	2000
Land and improvements	—	$19,086	$19,086
Buildings and other leasehold improvements	10-33	163,159	161,252
Furniture, fixtures and equipment	5-15	66,084	62,694
Property held under capital lease (Note 12)	3-15	6,662	6,405
Construction in progress		1,744	2,052

		256,735	251,489
Less—Accumulated depreciation		(116,769)	(104,930)

Property and equipment, net		$139,966	$146,559

        At December 31, 2001, accumulated depreciation includes $5.9 million of depreciation related to assets acquired under capital leases of $241,000.

        Substantially all property and equipment are pledged as collateral for long-term debt (see Note 9).

6.    Other Assets

        Other assets include the following amounts (in thousands):

	December 31,
	2001	2000
Land held for development	$4,662	$4,662
Loan acquisition costs (original credit facility)	1,876	1,876
Loan acquisition costs (New Credit Facility)	306	—
Bond offering costs	4,028	4,238
Other	809	838

	11,681	11,614
Accumulated amortization loan costs (original credit facility)	(1,876)	(1,734)
Accumulated amortization loan costs (New Credit Facility)	(26)	—
Accumulated amortization bond costs	(2,276)	(1,853)

Total	$7,503	$8,027

        Amortization of bond and loan costs are computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively.

        Included in other assets at December 31, 2001 and 2000 are $2.0 million and $2.5 million, respectively, of debt offering costs related to the Indenture and the amendment to the New Credit Facility which are being amortized over the life of the applicable agreements.

7.    Investment in Joint Ventures

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

        For the years ended December 31, 2001, 2000 and 1999, ELLC's 50% share of the Silver Legacy Joint Venture's net income was $10,560,000, $11,935,000 and $2,881,000, respectively. The minority interest members' investment in ELLC was therefore adjusted by $229,000, $455,000 and $110,000, its respective share of the income for the years ended 2001, 2000 and 1999, respectively. Included in the Company's retained earnings is $19,752,000 of cumulative undistributed earnings in the Joint Venture (See Note 15).

        Summarized information for the Company's equity in the Silver Legacy Joint Venture is as follows (in thousands):

	December 31, 2001	December 31, 2000
Beginning balance	$61,608	$49,673
Partners' Distribution	(4,565)	—
Equity in net income of unconsolidated affiliate	10,560	11,935

Ending balance	$67,603	$61,608

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2001	2000
Current assets	$21,619	$21,951
Property and equipment, net	280,975	288,883
Other assets, net	575	1,010

Total assets	$303,169	$311,844

Current liabilities	$22,762	$21,427
Long-term liabilities	135,000	157,000
Partners' equity	145,407	133,417

Total liabilities and partners' equity	$303,169	$311,844

        Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net Revenues	$164,677	$177,489	$170,348
Operating Expenses	(130,595)	(140,246)	(138,093)

Operating Income	34,082	37,243	32,255

Other Expense	(12,962)	(15,473)	(16,172)

Net Income	$21,120	$21,770	$16,083

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an unaffiliated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald Carano owns a 5% interest in Tamarack (See Note 15). The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At December 31, 2001, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million of which $3.0 million was invested in 2001. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting. Equity in net loss related to Tamarack for the year ended December 31, 2001, of $148,000 is included as a component of operating income. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $331,000 in 2001. The Tamarack purchased these products at the Company's cost.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which Resorts owns a 19% interest, is managed by a Board of Managers, which consist of three Managers designated by ARL and two Managers designated by Resorts. Other investors in the MindPlay Entity include Robert Jones, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano, Rhonda Carano, Rob Mouchou, Rick Murdock and Robert B. MacKay, each an affiliate or executive of Resorts, each of whom owns an individual interest in MindPlay, which in the aggregate is 11.3%. These individuals acquired their interest in MindPlay under the same terms and conditions as those of Resorts. At December 31, 2001, Resorts' financial investment in the MindPlay Entity was $1.4 million of which $1.1 million was invested in 2001 (See Note 15). The Company's investment in MindPlay is accounted for using the equity method of accounting. Equity in net loss related to MindPlay for the year ended December 31, 2001 of $207,000 is included as a component of non-operating income.

8.    Accrued and Other Liabilities

        Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Accrued payroll and benefits	$1,155	$1,495
Accrued vacation	993	996
Accrued medical claims	608	578
Accrued bonuses	10	275
Accrued taxes	732	1,246
Unclaimed chips and tokens	1,053	704
Progressive slot liability	1,520	1,417
Note payable to affiliate	—	1,450
Other	568	898

	$6,639	$9,059

9.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2001	2000
10 1/2% Senior Subordinated Notes	$89,850	$100,000
Outstanding portion of reducing revolver and the revolving credit line (the original credit facility)	—	15,000
Outstanding portion of reducing revolver and the revolving credit line (the New Credit Facility)	21,750	—
Notes payable to individuals	1,578	1,839
Notes payable, other	78	104

	113,256	116,943
Less—Current portion	(315)	(15,287)

	$112,941	$101,656

        Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2002	$315
2003	345
2004	356
2005	1,373
2006	110,867
Thereafter	0

$113,256

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

        The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements. The Company is in compliance with these covenants at December 31, 2001 and 2000.

        In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $9.7 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in an extraordinary gain of $343,000 after writing off unamortized fees relating to the bond offering.

        The original credit facility (the "Original Credit Facility") provided for a senior secured revolving credit facility of $50 million. The Original Credit Facility was replaced on July 17, 2001 by a $40 million senior secured revolving credit facility (the "New Credit Facility"). Amounts due under the Original Credit Facility were due in installments of principal plus interest calculated using either the Base rate or Eurodollar rate. The Eurodollar rate was 6.5% as of December 31, 2000. The weighted average interest rate was 8.35% as of December 31, 2000. The Original Credit Facility was secured by substantially all real property. The restrictions and other covenants of the Original Credit Facility and the New Credit Facility are substantially the same.

        The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The Eurodollar rate was 4.13% and the Base rate was 4.75% as of December 31, 2001. The effective rate of interest on borrowings under the New Credit Facility was 4.42% per annum as of December 31, 2001. As of December 31, 2001, $21.8 million of borrowings were outstanding under the New Credit Facility and an additional $17.6 million of borrowing capacity was available thereunder.

        The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. The Company received a waiver as of September 30, 2001 for a covenant violation on the maximum total debt to EBITDA ratio. The Company entered into an agreement to amend the New Credit Facility effective December 31, 2001 which increased the maximum total debt to EBITDA ratio. As of December 31, 2001, the Company was in compliance with all provisions of the New Credit Facility.

        The notes payable to individuals are due in monthly installments of $34,614, including monthly interest at 9%, to August 14, 2006, when the principal balance is due. The notes are secured by real property.

10.  Employee Benefit Plans

        On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows for an employer contribution up to 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $358,000, $387,000 and $349,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

11.  Executive Deferred Compensation Plans

        Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 2001, six employees of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in years prior to 1991, which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that, they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. As of December 31, 2001, 2000 and 1999, the Company had accrued obligations of $1,417,000, $1,314,000 and $1,181,000, respectively, related to this deferred compensation agreement, which represents an unfunded obligation of the Company.

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

        The Plan's committee shall determine the date on which each appreciation right shall vest and become exercisable; as of December 31, 2001, no vesting period had been established. The Company value as of December 31, 2001 and 2000, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 2001 and 2000. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

12.  Commitments and Contingencies

  Letters of Credit

        The New Credit Facility (see Note 9) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 2001 the amount pledged to Washoe County for the Verdi property development was $685,000.

  Capital Leases

        The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2001 (in thousands):

2002	$101
2003	102
2004	53
Thereafter	—

Minimum lease payments	256
Less—Amounts representing interest	(30)

$226

  Operating Leases

        The Company leases equipment under operating leases. Future minimum payments (expiring from 2002 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2001 (in thousands):

Future Minimum Lease Payments
2002	$429
2003	217
2004	100
2005	89
Thereafter	—

$835

        Total rental expense under operating leases was $593,000 for the year ended December 31, 2001, $733,000 for the year ended December 31, 2000 and $796,000 for the year ended December 31, 1999. Additional rent for land upon which the Eldorado Hotel Casino resides of $642,000 in 2001 ($655,000 in 1999 and $659,000 in 2000) was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

  Legal Matters

        The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

13.  Management Fees

        Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership, but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. In connection with the consummation of the offering of the Notes, Resorts entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues in effect until July 1, 2002 and will automatically renew for additional three-year terms until terminated by one of the Parties.

        Management fees paid were $1,201,000 for 2001, $1,790,000 for 2000 and $1,865,000 for 1999.

14.  Related Parties

        On May 16, 1996, the Company entered into an agreement with the Circus and Eldorado Joint Venture, (the "Silver Legacy") to operate a race and sportsbook located in the Silver Legacy, (the "Legacy Book"). The Company supplied the management, employees and equipment associated with the operation of the Legacy Book and recorded a proportionate share of revenue and expenses included in casino revenue and casino expense according to a formula included in the race and sportsbook agreement. For the year ended December 31, 1999 the Company recorded $564,000 in casino revenues and $362,000 and in casino expenses. Effective November 23, 1999, the agreement was terminated and the Joint Venture began operating the Legacy Book exclusively.

        The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2001, the rent paid pursuant to the C, S and Y Lease, totaled approximately $642,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

        The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., which owns 55% of Resorts, for use in operating the Company's business. In 2001, 2000 and 1999, lease payments for the aircraft totaled $313,000, $350,000 and $333,000, respectively. In the opinion of Resorts' management the lease payments are at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

        Resorts owns a 21.25% interest in Tamarack Junction, a small casino located in south Reno, Nevada, in which Donald Carano owned a 5% interest at December 31, 2001 (See Note 15). The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $331,000 in 2001. The Tamarack purchased these products at the Company's cost.

        In 1998, the Eldorado began purchasing advertising posters, banners and other material from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Glenn Carano, son of Donald Carano. For such purchases, the Eldorado paid Lexicon Design, Inc. $207,000, $129,000 and $68,000 in 2001, 2000 and 1999, respectively.

15.  Subsequent Events

  Notes Offering

        The Silver Legacy Joint Venture and Silver Legacy Capital Corp. issued $160 million principal amount of 10 1/8% Mortgage Notes ("Joint Venture Notes") on March 5, 2002. The offering was made to qualified investors pursuant to Rule 144A of the Securities Act of 1933. Within 60 days after the issue date of the Joint Venture Notes, the Silver Legacy Joint Venture and Silver Legacy Capital Corp. are obligated to file a registration statement enabling holders to exchange their privately placed notes for publicly registered notes with identical terms. The Joint Venture Notes are senior secured obligations which will rank equally to all of the Joint Venture's outstanding senior debt and senior to all of the Joint Venture's subordinated debt. Concurrent with the offering of the Joint Venture Notes, the Joint Venture entered into a new senior secured credit facility comprised of a $20 million revolving credit facility and a $20 million amortizing term loan. The net proceeds from the Joint Venture Notes, together with $26 million of borrowings under the new senior secured credit facility were used to repay amounts outstanding under the Joint Venture's prior bank credit facility and to fund a distribution to ELLC of $10 million and Galleon Inc. of $20 million. The Joint Venture Notes are secured by a security interest and pledge of partnership interests in ELLC and Galleon Inc.

  Joint Venture Distributions

        Subsequent to year-end, the Joint Venture made a fourth quarter 2001 tax distribution to ELLC and Galleon of $1.2 million each. Prior to the issuance of the Joint Venture Notes, the Joint Venture made distributions to ELLC and Galleon Inc. of (i) $5.2 million representing fiscal year 2000 tax distributions and (ii) $2.1 million representing the remaining Priority Allocation payment to Mandalay Resort Group was made from borrowings under the existing credit facility.

  Joint Venture Agreement

        The Joint Venture Partners negotiated an Amended and Restated Joint Venture Agreement executed on March 5, 2002. This Amended and Restated Joint Venture Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner and provisions for management of the Joint Venture, payment of distributions and bankruptcy and/or dissolution of the Joint Venture. The Priority Allocation provisions included in the original Joint Venture Agreement have been eliminated from the Amended and Restated Joint Venture Agreement and will not apply in future periods. The Managing Partner, currently Galleon Inc., is given the ability to appoint the General Manager.

        The New Joint Venture Agreement may be amended by the written agreement of both Partners. The Partners have engaged in discussions regarding potential amendments to the New Joint Venture Agreement that would alter the relative levels of control that the Partners are able to exercise over the operations of the Silver Legacy Joint Venture. We anticipate that the overall impact of any such amendments would be to enhance ELLC's roll relative to that of Galleon Inc. We cannot be certain if or when any such amendments will be agreed upon by the Partners.

  MindPlay Line of Credit

        In January 2002, the Company guaranteed 54.28% of a working capital line for the MindPlay Entity in the amount of $1.0 million. This line of credit shall be available for draw down for a period of two years. Each draw on the line of credit must be approved by the president of MindPlay and Robert Jones, Chief Financial Officer of Resorts.

  Tamarack

        Donald Carano, who owns a 5% interest in Tamarack, exercised an option effective February 19, 2002 to purchase from the Robert and Nana Sullivan Family Trust, an unaffiliated entity, an additional 21.25% thus increasing his total interest to 26.25%, subject to approval of the Nevada Gaming Commission. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC which is exercisable, in whole or in part, until June 30, 2010.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Partners of
Circus and Eldorado Joint Venture
(doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary (the "Joint Venture") as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 8, 2002

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

Consolidated Balance Sheets

As of December 31, 2001 and 2000

(Amounts in Thousands)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$12,256	$11,125
Accounts receivable, net	4,300	4,787
Inventories	1,877	1,723
Prepaid expenses	3,186	4,316

Total current assets	21,619	21,951
Property and equipment, net	280,975	288,883
Other assets, net	575	1,010

Total assets	$303,169	$311,844

Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$3,797	$4,585
Current portion of long-term debt	10,000	6,500
Accrued interest	130	1,389
Accrued and other liabilities	8,650	8,744
Accrued guarantee fees to related party	185	209

Total current liabilities	22,762	21,427
Long-term debt, less current portion	135,000	157,000

Total liabilities	157,762	178,427
Commitments and contingencies
Partners' equity	145,407	133,417

Total liabilities and partners' equity	$303,169	$311,844

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

Consolidated Statements of Income

For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in Thousands)

	2001	2000	1999
Operating revenues:
Casino	$98,374	$109,641	$105,284
Rooms	37,835	37,936	36,877
Food and beverage	35,558	36,832	35,632
Other	7,508	8,786	7,748

	179,275	193,195	185,541
Less: Promotional allowances	(14,598)	(15,706)	(15,193)

Net operating revenues	164,677	177,489	170,348

Operating expenses:
Casino	45,820	48,723	46,724
Rooms	12,166	12,867	12,634
Food and beverage	25,019	26,188	26,101
Other operating expenses	5,927	7,248	6,327
Selling, general and administrative	29,207	29,719	28,482
Depreciation and amortization	12,082	15,500	17,824
Write-off of debt issuance costs	370	—	—
Loss on sale of assets	4	1	1

Total operating expenses	130,595	140,246	138,093

Operating income	34,082	37,243	32,255

Other (income) expense:
Insurance settlement proceeds	(225)	—	—
Interest income	(112)	(248)	(162)
Interest expense, net	13,299	15,721	16,334
Interest rate swap, income	(327)	—	—

Total other (income) expense	12,635	15,473	16,172

Income before cumulative effect of change in accounting principle	21,447	21,770	16,083
Cumulative effect of change in accounting principle	(327)	—	—

Net income	$21,120	$21,770	$16,083

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

Consolidated Statements of Partners' Equity

For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in Thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
Balance December 31,1998	$69,723	$50,841	$120,564
Net income	13,202	2,881	16,083

Balance December 31,1999	82,925	53,722	136,647
Partners' distribution	(25,000)	—	(25,000)
Net income	9,835	11,935	21,770

Balance December 31, 2000	67,760	65,657	133,417
Partners' distribution	(4,565)	(4,565)	(9,130)
Net income	10,560	10,560	21,120

Balance December 31, 2001	$73,755	$71,652	$145,407

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in Thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$21,120	$21,770	$16,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,082	15,500	17,824
Write-off of debt issuance costs	370	—	—
Amortization of deferred loan costs	403	403	403
Insurance settlement proceeds	(225)	—	—
Loss on sale of assets	4	1	1
Changes in current assets and current liabilities:
Increase (decrease) in accounts receivable, net of allowance	487	(995)	(680)
(Increase) decrease in inventories	(154)	264	(340)
Increase (decrease) in prepaid expenses	1,126	(796)	(649)
(Decrease) increase in accounts payable	(788)	94	(635)
(Decrease) in accrued guarantee fees to related party	(24)	(13)	(32)
(Decrease) increase in accrued interest	(1,259)	255	(145)
(Decrease) increase in accrued and other liabilities	(94)	1,027	215

Total adjustments	11,928	15,740	15,962

Net cash provided by operating activities	33,048	37,510	32,045
Cash flows from investing activities:
Proceeds from sale of assets	6	32	—
Decrease (increase) in other assets	32	(98)	54
Insurance settlement proceeds	225	—	—
Purchase of property and equipment	(4,180)	(4,158)	(4,902)

Net cash used in investing activities	(3,917)	(4,224)	(4,848)

Cash flows from financing activities:
Proceeds from Bank Credit Facility	3,000	25,000	—
Partners' distribution	(9,130)	(25,000)	—
Debt issuance costs	(370)	—	—
Payments on Bank Credit Facility	(21,500)	(35,500)	(24,500)

Net cash used in financing activities	(28,000)	(35,500)	(24,500)

Net increase (decrease) in cash and cash equivalents	1,131	(2,214)	2,697
Cash and cash equivalents at beginning of year	11,125	13,339	10,642

Cash and cash equivalents at end of year	$12,256	$11,125	$13,339

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$14,179	$15,075	$16,080

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

  Principles of Consolidation/Operations

        Effective March 1,1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group formerly known as Circus Circus Enterprises, Inc.) (collectively, the "Partners"), entered into a joint venture agreement to establish the Silver Legacy Resort Casino (the "Joint Venture" or "Silver Legacy"), a Nevada general partnership. The Joint Venture consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. The Eldorado Limited Liability Company contributed land to the Joint Venture with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon, Inc. contributed cash to the Joint Venture of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the partnership.

        The consolidated financial statements include the accounts of Silver Legacy and its wholly-owned subsidiary, Silver Legacy Capital Corp. ("Capital"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Impact of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No.133 amends or supersedes several current accounting statements. In July 1999, the FASB issued SFAS No.137 which delayed the effective date of SFAS No.133 from fiscal year 2000 to fiscal year 2001. During June 2000, the FASB issued SFAS No.138 which amends certain sections of SFAS No.133. As of January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with SFAS No.133, and accordingly, changes to fair value of the interest rate swaps are recognized in earnings. On January 1, 2001, the Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date, with a corresponding cumulative effect adjustment in the statement of income. The interest rate swaps expired on October 29, 2001; accordingly, the Joint Venture recognized $327,000 as interest rate swap income for the year ended December 31, 2001.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

  Capitalization of Interest

        The Joint Venture's policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2001, 2000 or 1999.

  Interest Rate Swaps

        The Joint Venture, from time to time, uses interest rate swaps to assist in managing interest incurred on its Bank Credit Facility. The interest rate swaps expired on October 29, 2001. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swaps. The interest rate swaps accounted for additional interest expense of $1,375,000 in 2001 and interest income of $(34,059) in 2000 and expense of $1,113,000 in 1999.

  Casino Revenue and Promotional Allowances

        In accordance with industry practice, the Joint Venture recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Food and Beverage	$6,589	$6,889	$6,521
Rooms	1,263	1,285	1,344
Other	867	1,230	1,008

	$8,719	$9,404	$8,873

  Advertising

        Advertising costs are expensed the first time the advertising takes place. Advertising costs included in selling, general and administrative expenses were $6,191,000, $6,748,000 and $6,088,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

  Federal Income Taxes

        The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of Joint Venture income in their income tax returns. The Joint Venture Agreement provides for the Joint Venture to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Joint Venture for the applicable period (see Note 13).

        The reported amounts of the Joint Venture's assets and liabilities exceeded the net tax basis by $44,151,000 and $43,494,000, at December 31, 2001 and 2000, respectively.

  Fair Value of Financial Instruments

        Management is of the opinion that the fair values of all its financial instruments are not materially different from their carrying values. The fair value of the interest rate swaps at December 31, 2001 and 2000 were $0 and $327,000, respectively.

  Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to current year presentation which have no effect on net income.

2.    Certain Risks and Uncertainties

        A significant portion of the Joint Venture's revenues and operating income are generated from patrons who are residents of Northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Joint Venture's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized "Nevada-style" gaming on Native American reservations.

3.    Accounts Receivable

        Components of accounts receivable, net are as follows:

	2000	2001
	(in thousands)
Casino receivables	$3,654	$3,846
Hotel receivables	1,783	1,888
Other receivables	167	130

	5,604	5,864
Less-allowance for bad debts	(1,304)	(1,077)

Accounts receivable, net	$4,300	$4,787

        The provision for bad debt expense for the years ended December 31, 2001, 2000 and 1999, was $864,000, $596,000, and $508,000, respectively.

        Included in Other receivables is $95,000 and $36,000 due from Eldorado Hotel & Casino and $59,000 and $78,000 due from Circus Circus Hotel and Casino-Reno as of December 31, 2001 and 2000, respectively.

4.    Property and Equipment

        Property and equipment at December 31, 2001 and 2000 consisted of the following:

	2001	2000	Estimated Service Life
	(in thousands)		(years)
Land and improvements	$28,405	$28,405	—
Buildings and other leasehold improvements	271,517	270,576	15-45
Furniture, fixtures, and equipment	84,260	81,716	3-15
Construction in progress	38	16	—

	384,220	380,713
Less-accumulated depreciation	(103,245)	(91,830)

Property and equipment, net	$280,975	$288,883

        Substantially all property and equipment of the Joint Venture collateralize the Bank Credit Facility (see Note 7).

5.    Other Assets

        Other assets, net at December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)
China, glassware, silverware and linens	$289	$246
Gaming chips and tokens	46	49
Deferred loan costs	202	605
Other	38	110

	$575	$1,010

        The initial inventory of china, glassware and silverware is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware and silverware are expensed as used.

        Gaming chips and tokens are being amortized over three years.

        Costs incurred to acquire the Bank Credit Facility were capitalized and are being amortized to interest expense over the term of the Bank Credit Facility agreement. The unamortized balance of $202,000 at December 31, 2001 will be amortized through June 30, 2003, the remaining term of the Bank Credit Facility (see Notes 7 and 13).

        Costs incurred in connection with the Notes Offering in the amount of $370,000 have been written-off due to the postponement of the offering for greater than 90 days (see Note 13).

6.    Accrued and Other Liabilities

        Accrued and other liabilities consist of the following (in thousands):

	2001	2000
Accrued payroll and related	$1,825	$1,854
Accrued vacation	1,512	1,465
Other	5,313	5,425

Accrued and other liabilities	$8,650	$8,744

7.    Long-Term Debt

        Long-term debt at December 31, 2001 and 2000 consisted of the following:

	2001	2000
	(in thousands)
Amounts due under the Bank Credit Facility at floating interest rates, weighted average of 5.93% and 7.51% during 2001 and 2000, respectively; due June 30, 2003	$145,000	$163,500
Less-current portion	(10,000)	(6,500)

	$135,000	$157,000

        The Bank Credit Facility contains various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, distributions, disposition of property, mergers and similar transactions. As of December 31, 2001, the Joint Venture was in compliance with all loan agreement provisions.

        Scheduled maturities of long-term debt are as follows at December 31, 2001 (in thousands):

2002	$10,000
2003	135,000
Thereafter	—

$145,000

        On May 30,1995, the Joint Venture entered into a $230,000,000 reducing, revolving credit facility with a consortium of banks (the "Bank Credit Facility"). On September 9, 1996, the Joint Venture amended its Bank Credit Facility to $220,000,000 and on November 24, 1997, amended the Bank Credit Facility to $230,000,000. Quarterly commitment reductions of $4,250,000 per quarter are due beginning March 31, 1998 through December 31, 2000; $5,500,000 per quarter beginning January 1, 2001 through December 31, 2002; $6,000,000 on March 31, 2003 and all remaining outstanding balances are due June 30, 2003. Required commitment reductions of $10,000,000 for fiscal year 2002 will reduce availability under the Bank Credit Facility to $135,000,000 as of December 31, 2002. The Joint Venture incurs commitment fees of 0.25% on the unused portion of the credit facility. The Bank Credit Facility is secured by a deed of trust on the Joint Venture's real property and by security interests in other assets of the Joint Venture (see Note 4).

        In order to limit its exposure to interest rate movements, the Joint Venture entered into agreements with members of its bank group to participate in interest rate swaps. In connection therewith, the Joint Venture agreed to pay the institutions a fixed interest rate of approximately 6.4% on a total notional amount of $100,000,000, in return for the institutions' commitment to pay the Joint Venture a floating interest rate equal to the three-month Eurodollar rate. These agreements expired on October 29, 2001.

8.    Related Parties

        Silver Legacy is owned by our Partners, each of which operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Joint Venture, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino—Reno.

        The cost of the Silver Legacy, in excess of the equity contributions, was funded from a combination of cash generated from operations, the Bank Credit Facility and a loan from Mandalay Resort Group ("MRG"). The MRG loan, executed on May 31, 1995, was for an amount up to

$75,000,000 and carried an annual interest rate of 10%. On September 9, 1996, the MRG loan was amended to change the maturity date to 367 days after the Bank Credit Facility is paid in full. On November 24, 1997, the entire principal balance of $35,104,000 was paid out of funds received from the Bank Credit Facility.

        As a condition to the Bank Credit Facility, MRG guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it is obligated to make additional contributions to Silver Legacy as may be necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG receives guarantee fees of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Joint Venture made payments totaling $2,311,000, $2,523,000, and $2,838,000 on its guarantee fee commitment in 2001, 2000 and 1999 leaving an accrued balance of $185,000 and $209,000 of guarantee fees for the years ended December 31, 2001 and 2000, respectively.

        On May 16, 1996, Eldorado Resorts, LLC ("Eldorado"), entered into an agreement with the Joint Venture to operate a race and sports book (the "Book") located in the Silver Legacy. Eldorado supplied the management, employees and equipment associated with the operation of the Book. Revenues and expenses were apportioned according to a formula included in the race and sports book agreement. For the year ended December 31, 1999, the Joint Venture recorded $727,000 in revenues and $505,000 in expenses related to the operations of the Book. Effective November 23, 1999, the agreement with the Eldorado was terminated and the Joint Venture began operating the Book exclusively.

        Silver Legacy has utilized a King Air jet owned by Recreational Enterprises, Inc. ("REI") for the purpose of providing air service to select customers. During 2001, 2000 and 1999, the Joint Venture paid $31,000, $17,000 and $2,000, respectively. Although there is no agreement obligating the Joint Venture to utilize the plane or entitling it to do so, it is anticipated that the Joint Venture will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of Eldorado is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy's General Manager, Glenn T. Carano, Silver Legacy's Executive Director of Marketing, and Gene R. Carano, a member of the Joint Venture's Executive Committee, each of whom owns an approximate 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximate 49.5% interest in REI.

        Silver Legacy's marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. ("Sierra Leasing") at a flat rate per trip of $2,500 for various promotional events. The payments made by the Joint Venture to Sierra Leasing for the use of the yacht totaled $21,000, $31,000 and $63,000 during 2001, 2000 and 1999, respectively. Although there is no agreement obligating the Joint Venture to utilize the yacht or entitling it to do so, it is anticipated that the Joint Venture will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy's General Manager, Glenn T. Carano, Silver Legacy's Executive Director of Marketing, and Gene R. Carano, a member of the Joint Venture's executive committee.

        In 1998, the Joint Venture began purchasing advertising materials from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Silver Legacy's Executive Director of Marketing. The payments made by the Joint Venture to Lexicon Design, Inc. were $428,000, $364,000 and $217,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In April 2001, the Joint Venture began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Joint Venture pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. Although there is no agreement obligating the Joint Venture to continue utilizing the spaces or entitling it to do so, it is anticipated that the Joint Venture will continue this agreement for the foreseeable future.

9.    401(k) Plan

        The Joint Venture instituted a defined contribution 401(k) Plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Joint Venture's matching contributions were $318,000, $320,000, and $278,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

10.  Supplemental Executive Retirement Plan

        The Joint Venture anticipates adopting a Supplemental Executive Retirement Plan ("SERP") for a select group of management and highly compensated employees. The SERP will be effective January 1, 2002 and will provide for a lifetime benefit at age 65, based on a formula which takes into account a participants' highest annual compensation, years of service, and executive level. The SERP will also provide an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is expected to be funded through life insurance contracts on the participants. There were neither accrued amounts nor a required deposit as of December 31, 2001. The Joint Venture anticipates that its required deposit upon inception of the plan will be approximately $700,000, its periodic pension cost for the year ended December 31, 2002 will be approximately $600,000 and the accumulated benefit obligation at inception of the Plan will be approximately $1,234,000.

11.  Commitments and Contingencies

  Letters of Credit

        The Bank Credit Facility allows for the issuance of letters of credit of up to $5,000,000. As of December 31, 2001 and 2000, the Joint Venture had not drawn against these letters of credit.

  Operating Leases

        The Joint Venture leases land and equipment under operating leases. Future minimum payments (expiring from 2002 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

2002	$167,000
2003	23,000
Thereafter	—

$190,000

        Total rental expense under operating leases was $548,000, $482,000, and $376,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Litigation

        The Joint Venture is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Joint Venture.

12.  Priority Allocation

        For so long as Eldorado Resorts LLC has the right to select the General Manager of the Silver Legacy, as provided in the Joint Venture Agreement, Galleon, Inc. is entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Joint Venture's operating income (the "Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of each year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

        As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon, Inc. received 100% of the operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001, 2000 and 1999, are $10,560,000, $11,935,000,and $2,881,000 to Eldorado Resorts, LLC and $10,560,000, $9,835,000, and $13,202,000 to Galleon, Inc., respectively. The allocation to Eldorado Resorts, LLC for the year ended December 31, 2000 includes $1,050,000 to adjust for an excess allocation in the same amount to Galleon, Inc. for the year ended December 31, 1999.

13.  Subsequent Events

  Notes Offering

        The Joint Venture and Capital are negotiating a proposed offering of Mortgage Notes ("Notes") (the "Notes Offering") with a principal amount of $160 million. The Notes Offering will be made to qualified investors pursuant to Rule 144A of the Securities Act of 1933. Within 60 days after the issue date of the Notes, a registration statement enabling holders to exchange their privately placed notes for publicly registered notes with identical terms, will be filed. The Notes will be senior secured obligations which will rank equally to all of the Joint Ventures' outstanding senior debt and senior to all of the Joint Venture's subordinated debt. Concurrent with the Notes Offering, the Joint Venture will enter into a new senior secured credit facility. The proceeds from the Notes, together with borrowings under the new senior secured credit facility for $40 million, will be used to repay amounts outstanding under the existing Bank Credit Facility, fund a distribution to the Partners and pay related fees and expenses of the transactions. Deferred loan costs of approximately $200,000 related to the existing Bank Credit Facility will be written-off, as an extraordinary item, upon repayment in full of the existing Bank Credit Facility.

  Joint Venture Agreement

        The Joint Venture Partners are negotiating an Amended and Restated Joint Venture Agreement to be effective upon the closing of the proposed Notes Offering. This Amended and Restated Joint Venture Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner and provisions for management of the Joint Venture, payment of distributions and bankruptcy and/or dissolution of the Joint Venture. The Priority Allocation provisions included in the original Joint Venture Agreement have been eliminated from the Amended and Restated Joint Venture Agreement and will not apply in future periods. The Managing Partner, currently Mandalay Resort Group, will be given the ability to appoint the General Manager.

  Distributions

        Subsequent to year-end, the Joint Venture made a fourth quarter 2001 tax distribution to ELLC and Galleon of $1.2 million each, utilizing $0.9 million of cash from operations and $1.5 million borrowed under the existing credit facility. Prior to the issuance of the Notes Offering, the Joint Venture expects to make distributions to ELLC and Galleon of (i) $5.2 million representing fiscal year 2000 tax distributions and (ii) $2.1 million representing the remaining Priority Allocation payment to Mandalay Resort Group to be made from borrowings under the existing credit facility.

        Concurrent with the Notes Offering, the Joint Venture will make additional distributions to ELLC and Galleon of $10.0 million and $20.0 million, respectively.

EXHIBITS INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1.2	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc.
10.9.2	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent.
10.9.3	Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A. as administrative agent.
10.9.4	Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A. as administrative agent.
10.9.5	Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent.
10.9.6
Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.
10.9.7
Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., administrative agent.
10.9.8	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent.
10.9.9
Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.
10.10.1	Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee.
10.10.2	Deed of Trust, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York.
10.10.3	Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee.
10.10.4	Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee.
10.10.5	Collateral Account Agreement, dated as March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee.
10.10.6	Environment Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.
21	List of Subsidiaries.
99	Letter re: Representations of Independent Public Accountants

QuickLinks

PART I
  Item 1. Business.
ELDORADO RESTAURANTS
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA (dollars in thousands)
Footnotes to Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrants.
Board Members and Executive Officers
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ELDORADO RESORTS LLC CONSOLIDATED BALANCE SHEETS (dollars in thousands)
ELDORADO RESORTS LLC CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (dollars in thousands)
ELDORADO RESORTS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (dollars in thousands)
ELDORADO RESORTS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ELDORADO RESORTS LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino)
Consolidated Balance Sheets As of December 31, 2001 and 2000 (Amounts in Thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino)
Consolidated Statements of Income For the Years Ended December 31, 2001, 2000 and 1999 (Amounts in Thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino)
Consolidated Statements of Partners' Equity For the Years Ended December 31, 2001, 2000 and 1999 (Amounts in Thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino)
Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999 (Amounts in Thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) Notes to Consolidated Financial Statements
EXHIBITS INDEX