Form 10-Q
period 2002-03-31
ELDORADO RESORTS LLC
filed 2002-05-14
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-11811

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada Nevada (State or other jurisdiction of incorporation or organization)	88-0115550 88-0367075 (I.R.S. Employer Identification No.)
345 North Virginia Street, Reno, Nevada (Address of principal executive offices)	89501 (zip code)

(775) 786-5700
(Registrants' telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock of Eldorado Capital Corp. outstanding at May 10, 2002: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

TABLE OF CONTENTS

			Page No.
PART I.		FINANCIAL INFORMATION
	Item 1.	FINANCIAL STATEMENTS
		Condensed Consolidated Balance Sheets	2
		Condensed Consolidated Statements of Income	3
		Consolidated Statements of Members' Equity	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
	Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	14
PART II.		OTHER INFORMATION
	Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	15
SIGNATURES			16

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,207	$9,910
Restricted cash	100	306
Accounts receivable, net	3,076	3,589
Inventories	2,303	2,722
Prepaid expenses	1,692	1,392

Total current assets	16,378	17,919
Investment in joint ventures	60,058	72,073
Property and equipment, net	138,025	139,966
Other assets, net	7,390	7,503

Total assets	$221,851	$237,461

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$322	$315
Current portion of capital lease obligations	100	83
Accounts payable	3,443	3,322
Construction and retention payables	65	66
Interest payable	1,364	3,966
Accrued payroll, taxes and other accruals	7,777	6,639
Due to members and affiliates	750	417

Total current liabilities	13,821	14,808
Long-term debt, less current portion	98,107	112,941
Capital lease obligations, less current portion	144	143
Other liabilities	1,417	1,417

Total liabilities	113,489	129,309

Minority interest	5,486	5,948
Members' equity	102,876	102,204

Total liabilities and members' equity	$221,851	$237,461

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Revenues:
Casino	$20,957	$22,843
Food, beverage and entertainment	10,735	10,909
Hotel	3,438	3,849
Equity in net income of unconsolidated affiliates	1,828	762
Other	1,223	1,205

	38,181	39,568
Less: Promotional allowances	(4,148)	(4,079)

Net revenues	34,033	35,489
Operating Expenses:
Casino	11,370	11,768
Food, beverage and entertainment	7,424	7,842
Hotel	1,682	1,870
Other	373	408
Selling, general and administrative	6,628	6,863
Management fees	15	446
Depreciation	3,083	3,242

Total operating expenses	30,575	32,439

Operating Income	3,458	3,050
Interest Expense, net	(2,721)	(3,137)

Net Income Before Minority Interest	737	(87)
Minority Interest in Net Income of unconsolidated affiliates	(65)	(29)

Net Income (Loss)	$672	$(116)

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 2001	$102,204
(Unaudited)
Net Income	672
Distributions	0

BALANCE, March 31, 2002	$102,876

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$672	$(116)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,083	3,242
Amortization of loan/bond costs	113	170
Equity in net (income) of unconsolidated affiliates	(1,828)	(762)
Minority interest in net income of unconsolidated affiliates	65	29
Loss/(Gain) on sale of property and equipment	12	(12)
Decrease (Increase) in—
Restricted cash	206	—
Accounts receivable, net	513	1,464
Inventories	419	258
Prepaid expenses	(300)	(161)
Decrease in—
Accounts payable, construction and retention payable, interest payable, accrued and other liabilities, due to members and affiliates and other liabilities	(1,011)	(3,000)

Net cash provided by operating activities	1,944	1,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,154)	(2,023)
Proceeds from sale of property and equipment	—	12
Distributions from unconsolidated affiliates	13,842	—
Minority interest in distributions from unconsolidated affiliates	(526)	—
(Increase) in joint venture investments	—	(2,226)
Decrease in other assets, net	—	1

Net cash provided by (used in) investing activities	12,162	(4,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term and other debt	9,541	7,500
Principal payments on long-term and other debt	(24,350)	(5,373)
Distributions	—	(1,000)

Net cash (used in) provided by financing activities	(14,809)	1,127

DECREASE IN CASH AND CASH EQUIVALENTS	(703)	(1,997)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,910	9,367

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,207	$7,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$5,510	$5,596

The accompanying notes are an integral part of these condensed consolidated statements.

ELDORADO RESORTS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

        The condensed consolidated financial statements include the accounts of Eldorado Resorts, LLC ("Resorts") a Nevada limited liability company, Eldorado Capital Corp., ("Capital"), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' Predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year. Certain reclassifications have been made to year end financial information to conform with the current period presentation which have no effect on net income.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 2001.

Impact of Recently Issued Accounting Standards

        The Silver Legacy Joint Venture (see Note 4) changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," retroactive to January 1, 2001 and accordingly, changes to the fair value of the interest rate swaps are recognized in earnings. As of January 1, 2001, the Silver Legacy Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in its statement of income. As of March 31, 2001, the fair value of the Silver Legacy Joint Venture's interest rate swaps was a liability of $1,130,000, and the Silver Legacy Joint Venture retroactively recorded the change in fair market value of $803,000 to net interest rate swap expense in its statement of income and the corresponding liability on the balance sheet in its interim financial statements. The Silver Legacy Joint Venture also recorded an adjustment to reflect insurance settlement income of $225,000 in its March 31, 2001 interim financial statements.

        Resorts has restated the accompanying March 31, 2001 condensed consolidated financial statements to properly account for its equity in income and investment in the Silver Legacy Joint Venture and to reflect the insurance settlement income. The net effect of these two accounting adjustments on net income on the Silver Legacy Joint Venture's March 31, 2001 interim financial statements is a reduction of $905,000. The net effect of these two adjustments on net income on Resorts' March 31, 2001 interim financial statements is a reduction of $453,000, with a corresponding reduction in Investment in Joint Venture.

        The retroactive adoption of SFAS No. 133 will result in adjustments to previously reported net income for the quarters ended June 30 and September 30, 2001. The swaps expired in October 2001, resulting in no cumulative impact on net income for the year ended December 31, 2001. The insurance settlement was previously recorded by Silver Legacy Joint Venture and reflected in Resorts' equity in income and investment in the Silver Legacy Joint Venture during the quarter ended December 31, 2001.

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

3. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
10 1/2% Senior Subordinated Notes	$89,850	$89,850
Outstanding portion of reducing revolver credit facility	7,000	21,750
Notes payable to individuals	1,509	1,578
Notes payable, other	70	78

	98,429	113,256
Less—Current portion	(322)	(315)

	$98,107	$112,941

        The 10 1/2% Senior Subordinated Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

        The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, using either the Base rate or Eurodollar rate. As of March 31, 2002, the Eurodollar rate was 4.65% and the Base rate was 4.75%. The Eurodollar rate was 4.13% and the Base rate was 4.75% as of December 31, 2001. The effective rate of interest on borrowings under the New Credit Facility was 4.64% per annum as of March 31, 2002. The Company reduced its average outstanding borrowings to $7.0 million as of March 31, 2002, utilizing a $2.6 million tax distribution to ELLC from the Silver Legacy Joint Venture on February 28, 2002 and a $10.0 million distribution to ELLC from the Silver Legacy Joint Venture on March 5, 2002 as part of the net proceeds from the issuance by the Silver Legacy Joint Venture and its wholly-owned financing subsidiary, Silver Legacy Capital Corp., of $160 million principal amount of 10 1/8% mortgage notes due 2012 and related transactions described in Note 4 to the financial statements of this report.

        The notes payable to individuals are due in monthly installments of $34,614, including monthly interest at 9% per annum, to August 14, 2006, when the principal balance is due. The notes are secured by real property.

4. Investment in Joint Ventures

        The Silver Legacy was developed by the Circus and Eldorado Joint Venture (the "Silver Legacy Joint Venture"), which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the "Original Joint Venture Agreement"), between ELLC and Galleon, Inc. ("Mandalay Sub"). Under the terms of the Original Joint Venture Agreement,

ELLC and Mandalay Sub (each a "Partner" and, together, the "Partners") each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each of the Partners was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value approximating 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective obligations, ELLC contributed the land on which the Silver Legacy was constructed, at an agreed value of $25 million, and $26.9 million in cash, and Mandalay Sub contributed $51.9 million in cash. Until March 5, 2002, when the Original Joint Venture Agreement was amended and restated, as described below, additional capital contributions in proportion to each Partner's Percentage Interest could be required by Silver Legacy Joint Venture's managing partner, Mandalay Sub, to defray any net loss (not including depreciation and amortization expenses) incurred by the Silver Legacy Joint Venture. In addition, pursuant to the Original Joint Venture Agreement, Mandalay Sub's parent corporation, Mandalay Resort Group, provided certain loans to the Silver Legacy Joint Venture relating to the development and construction of the Silver Legacy (the remaining balance of which was repaid in 1997) and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the Silver Legacy's development and construction costs. In return, Mandalay Resort Group received from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing until March 5, 2002. The Original Silver Legacy Credit Agreement, as amended and restated, was secured by a deed of trust on the Silver Legacy and by security interests in substantially all of the other assets of the Silver Legacy Joint Venture.

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

(a)
Tax distributions equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

        Concurrently with the closing of the issuance of the old notes, the Original Joint Venture Agreement was amended and restated in its entirety and was further amended in April 2002 (the "New Partnership Agreement"). The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon (and procedures for resolving deadlocks) with respect to approval of the Partnership's annual business plan and the appointment and compensation of the general manager, and (ii) to give each partner the right to terminate the general manager.

Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Current assets	$25,523	$21,619
Property and equipment, net	278,528	280,975
Other assets, net	6,123	575

Total assets	$310,174	$303,169

Current liabilities	$16,675	$22,762
Long-term liabilities	184,383	135,000
Partners' equity	109,116	145,407

Total liabilities and partners' equity	$310,174	$303,169

Summarized results of operations (in thousands) (unaudited):

	Three Months Ended March 31,
	2002	2001
Net Revenues	$36,370	$37,290
Operating Expenses	(30,190)	(30,880)

Operating Income	6,180	6,410
Other (Expense)	(2,768)	(4,886)

Net Income	$3,412	$1,524

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an unaffiliated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald

Carano exercised an option effective February 19, 2002 to purchase from the Trust an additional 21.25%, thus increasing his total interest to 26.25%, subject to approval of the Nevada Gaming Commission. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At March 31, 2002, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. The MindPlay Entity, in which Resorts owns a 19% interest, is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. At March 31, 2002, Resorts' financial investment in the MindPlay Entity was $1.4 million. The Company's investment in MindPlay is accounted for using the equity method of accounting.

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

        The Company accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of the Silver Legacy Joint Venture's, Tamarack's, and MindPlay's net income (loss) before taxes.

        The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

Three Months Ended March 31, 2002 Compared to
Three Months Ended March 31, 2001

Net Revenues

        Net revenues decreased by approximately $1.5 million, or 4.1%, to $34.0 million for the three months ended March 31, 2002 compared to $35.5 million for the same period in 2001. The decrease in net revenues resulted from decreases in casino and hotel revenues. Net revenues for the three months ended March 31, 2002 include $1.8 million of income from its unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations September 4, 2001), as compared to $0.8 million for the same period in 2001. The Company's management feels that revenues have been negatively impacted due to increased competition from Native American casinos in northern California and a weaker California economy.

        Casino revenues decreased by approximately $1.9 million, or 8.3%, to $21.0 million for the three months ended March 31, 2002 compared to $22.8 million for the same period in 2001. The decrease in casino revenues was due to a decrease in slot volume as compared to the previous period.

        Food, beverage and entertainment revenues decreased by approximately $0.2 million, or 1.6%, to $10.7 million for the three months ended March 31, 2002 compared to $10.9 million during the same period in 2001. The decrease was primarily due to a reduction in food and beverage revenue as a result of fewer customer counts in the 2002 period as compared to 2001.

        Hotel revenues decreased by approximately $0.4 million, or 10.7%, to $3.4 million for the three months ended March 31, 2002 compared to $3.8 million during the same period in 2001. The decrease was due primarily to decreases in the Company's average daily rate ("ADR") and hotel occupancy to approximately $49 and 86%, respectively, in the first quarter of 2002 as compared to $52 and 90%, respectively, in the first quarter of 2001. The hotel occupancy decrease was partly due to an energy conservation retrofit of our hotel rooms, completed in March 2002, which reduced the number of available room nights in the quarter by approximately 3,300. Also contributing to the decrease in the Company's hotel occupancy and average daily rate was the absence of the American Bowling Congress

National Championship Bowling Tournament in 2002 compared to the same period in 2001 when a tournament began in February.

        Promotional allowances, expressed as a percentage of casino revenues, were 19.8% for the first quarter of 2002 compared to 17.9% for the same period in 2001.

Operating Expenses

        The Company's operating expenses decreased by approximately $1.9 million, or 5.8%, to $30.6 million for the three months ended March 31, 2002 from $32.4 million during the same period in 2001. The decrease is primarily attributable to decreases in casino, food, beverage and entertainment, selling, general and administrative expenses and management fees. Payroll expenditures are lower than the same period in 2001 reflecting the continued staff reductions implemented in September 2001 as a result of reduced business levels.

        Casino expenses decreased by $0.4 million, or 3.4%, to $11.4 million for the three months ended March 31, 2002 from $11.8 million during the same period in 2001 due to decreases in the Company's gaming taxes, charter buses, bad debt expense, and payroll expenditures.

        Food, beverage and entertainment expenses decreased by $0.4 million, or 5.3%, to approximately $7.4 million for the three months ended March 31, 2002 from approximately $7.8 million during the same period in 2001. The decrease is primarily due to lower payroll expenditures and showroom professional services.

        Hotel expenses decreased by $0.2 million, or 10.1%, to $1.7 million for the three months ended March 31, 2002 from $1.9 million during the same period in 2001 primarily due to decreases in payroll expenditures and laundry expense resulting from the decrease in hotel occupancy.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by $0.7 million, or 9.1%, to $6.6 million for the three months ended March 31, 2002 from $7.3 million as compared to the same period in 2001 primarily as a result of decreases in payroll expenditures and management fees for the three months ended March 31, 2002 as compared to the 2001 period.

Depreciation

        Depreciation for the three months ended March 31, 2002 was $3.1 million compared to $3.2 million for the same period in 2001, a decrease of 4.9%, due to some assets becoming fully depreciated.

Interest Expense, Net

        Interest expense, net of capitalized interest and interest income, decreased by $0.4 million, or 13.3%, to $2.7 million in the first quarter of 2002 compared to $3.1 million for the same period in 2001 primarily as a result of an average lower interest rate and a decrease in the average outstanding borrowings in the first quarter of 2002 as compared to the same period in 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million principal amount of its 10 1/2% Notes on the open market in October 2001. The Company reduced its average outstanding borrowings utilizing a $2.6 million tax distribution to ELLC from the Silver Legacy Joint Venture on February 28, 2002 and a $10.0 million distribution to ELLC from the Silver Legacy Joint Venture on March 5, 2002 as part of the net proceeds from the issuance by the Silver Legacy Joint Venture and its wholly-owned financing subsidiary, Silver Legacy Capital Corp., of $160 million principal amount of 10 1/8% mortgage notes due 2012 and related transactions described in Note 4 to the financial statements included in Item 1 of this report.

Net Income

        As a result of the factors described above, net income for the three months ended March 31, 2002 increased by $0.8 million, or 679.3%, to $0.7 million compared to a loss of $0.1 million during the same period in 2001.

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliates was $4.7 million for the three months ended March 31, 2002 as compared to $5.5 million during the same period in 2001. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2002 compared to net cash provided by operating activities of $1.1 million during the same period of the prior year.

        At March 31, 2002, the Company had $9.2 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letter of credit, it had approximately $32.3 million available pursuant to its New Credit Facility (as defined below). The net proceeds of the offering by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes (the "Offering") were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The effective rate of interest on borrowings under the New Credit Facility at March 31, 2002 was 4.64% per annum.

        The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of March 31, 2002 the Company was in compliance with all provisions of the New Credit Facility.

        As of March 31, 2002, the Company had outstanding (i) $89.9 million in aggregate principal amount of the 10 1/2% Notes, (ii) $7.0 million of borrowings and an additional $0.7 million of letter of credit under the New Credit Facility and (iii) $1.3 million of other long term debt (net of current portion).

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members' allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the three months ended March 31, 2002, Resorts made no distributions to its members as compared with distributions of $1.0 million for the quarter ended March 31, 2001.

        During the three months ended March 31, 2002, the Company's principal uses of funds related to debt service and recurring capital expenditures. Total capital expenditures for the three months ended March 31, 2002 were $1.2 million.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.

Forward-Looking Statements

        Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words "may", "could", "should", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan" or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect the Company's Future Results" in Item 1 of our annual report on Form 10-K for the year ended December 31, 2001. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    The following exhibit is filed as part of this report.

Exhibit Number	Description
10	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File Nos. 333-87202 and 333-87202-01)
  (b)
  Reports on Form 8-K

    During the period covered by this report, the Company filed one report on Form 8-K filed January 4, 2002. This Form 8-K reported information under Items 5 and 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: May 10, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager

Date: May 10, 2002	By:	/s/ ROBERT M. JONES Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: May 10, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano President

Date: May 10, 2002	By:	/s/ GENE R. CARANO Gene R. Carano Treasurer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
TABLE OF CONTENTS
FINANCIAL INFORMATION
  Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  1. General
  2. Senior Subordinated Notes
  3. Long-Term Debt
  4. Investment in Joint Ventures
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES