Form 10-Q
period 2002-06-30
ELDORADO RESORTS LLC
filed 2002-08-14
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

Commission file number 333-11811

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada Nevada (State or other jurisdiction of incorporation or organization)	88-0115550 88-0367075 (I.R.S. Employer Identification No.)
345 North Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

(775) 786-5700
(Registrants' telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock of Eldorado Capital Corp. outstanding at August 12, 2002: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

TABLE OF CONTENTS

			Page No.
PART I.		FINANCIAL INFORMATION
	Item 1.	FINANCIAL STATEMENTS
		Unaudited Condensed Consolidated Balance Sheets	2
		Unaudited Condensed Consolidated Statements of Income	3
		Unaudited Condensed Consolidated Statements of Members' Equity	4
		Unaudited Condensed Consolidated Statements of Cash Flows	5
		Unaudited Notes to Condensed Consolidated Financial Statements	6
	Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
	Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	17
PART II.		OTHER INFORMATION
	Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	18
SIGNATURES			19

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,181	$9,910
Restricted cash	100	306
Accounts receivable, net	3,694	3,589
Inventories	2,334	2,722
Prepaid expenses	1,004	1,392

Total current assets	16,313	17,919
Investment in joint ventures	61,030	72,073
Property and equipment, net	135,841	139,966
Other assets, net	7,242	7,503

Total assets	$220,426	$237,461

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$329	$315
Current portion of capital lease obligations	106	83
Accounts payable	3,437	3,388
Interest payable	3,959	3,966
Accrued payroll, taxes and other accruals	7,599	6,639
Due to members and affiliates	865	417

Total current liabilities	16,295	14,808
Long-term debt, less current portion	92,022	112,941
Capital lease obligations, less current portion	121	143
Other liabilities	1,055	1,417

Total liabilities	109,493	129,309

Minority interest	5,514	5,948
Members' equity	105,419	102,204

Total liabilities and members' equity	$220,426	$237,461

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(As restated, see Note 5)		(As restated, see Note 5)
Operating Revenues:
Casino	$24,278	$26,011	$45,235	$48,855
Food, beverage and entertainment	10,931	12,214	21,666	23,125
Hotel	4,228	4,902	7,666	8,751
Equity in net income of unconsolidated affiliates	2,478	3,670	4,306	4,432
Other	1,347	1,407	2,570	2,611

	43,262	48,204	81,443	87,774
Less: Promotional allowances	(4,140)	(4,490)	(8,288)	(8,569)

Net operating revenues	39,122	43,714	73,155	79,205

Operating Expenses:
Casino	12,096	12,886	23,466	24,654
Food, beverage and entertainment	8,017	8,370	15,441	16,213
Hotel	1,777	2,067	3,459	3,937
Other	519	524	893	933
Selling, general and administrative	6,541	6,742	13,169	13,605
Management fees	12	301	27	747
Depreciation	2,982	3,231	6,065	6,473

Total operating expenses	31,944	34,121	62,520	66,562

Operating Income	7,178	9,593	10,635	12,643
Interest Expense, net	(2,544)	(3,067)	(5,265)	(6,204)

Income Before Minority Interest	4,634	6,526	5,370	6,439
Minority Interest in Net Income of Unconsolidated Affiliates	(90)	(140)	(155)	(169)

Net Income	$4,544	$6,386	$5,215	$6,270

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 2001	$102,204
Net Income	5,215
Distributions	(2,000)

BALANCE, June 30, 2002	$105,419

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,
	2002	2001
		(As restated, see Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,215	$6,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,065	6,473
Amortization of loan/bond costs	227	338
Equity in net income of unconsolidated affiliates	(4,306)	(4,432)
Minority interest in net income of unconsolidated affiliates	155	169
(Gain) loss on sale of property and equipment	4	(12)
Decrease (Increase) in —
Restricted cash	206	—
Accounts receivable, net	(105)	1,690
Inventories	388	168
Prepaid expenses	388	174
Increase (Decrease) in —
Accounts payable, interest payable, accrued and other liabilities, due to members and affiliates and other liabilities	1,087	(1,081)

Net cash provided by operating activities	9,324	9,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,952)	(3,673)
Proceeds from sale of property and equipment	8	12
Distributions from unconsolidated affiliates	15,549	2,000
Minority interest in distributions from unconsolidated affiliates.	(589)	(76)
Increase in joint venture investments	(200)	(3,605)
Decrease in other assets, net	—	8

Net cash provided by (used in) investing activities	12,816	(5,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	14,548	9,000
Principal payments on long-term debt and capital leases	(33,452)	(10,727)
Payment on bond repurchase	(1,930)	—
Gain on bond repurchase, net of unamortized bond fees	(35)	—
Distributions	(2,000)	(3,750)

Net cash used in financing activities	(22,869)	(5,477)

DECREASE IN CASH AND CASH EQUIVALENTS	(729)	(1,054)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,910	9,367

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,181	$8,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$5,692	$5,964

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

        In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year. Certain reclassifications have been made to year end financial information to conform with the current period presentation which have no effect on net income.

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

Impact of Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for the Company's 2003 fiscal year and early adoption is permitted. The Company believes that the adoption of this statement will not have a material impact on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS 144 did not have a material impact on the Company's condensed consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. This statement is effective for the Company's 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. In May 2002, the Company adopted this statement and classified its fiscal 2002 gain on repurchase of bonds, net of unamortized bond fees, of $35,000 as a component of interest expense.

2.    Senior Subordinated Notes

        On July 31, 1996, Resorts and Capital (the "Issuers") sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are joint and several obligations of the Issuers. The Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997. Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the "1933 Act") with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers ("Registered Notes") with terms identical to the Notes. The exchange of the Notes for the Registered Notes was completed on February 26, 1997. In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. In June 2002, the Company purchased an additional $2.0 million principal amount of its 10 1/2% Notes on the open market (see Notes 3 and 6).

3.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	June 30, 2002	December 31, 2001
10 1/2% Senior Subordinated Notes	$87,850	$89,850
Outstanding portion of reducing revolver credit facility	3,000	21,750
Notes payable to individuals	1,439	1,578
Notes payable, other	62	78

	92,351	113,256
Less—Current portion	(329)	(315)

	$92,022	$112,941

        The 10 1/2% Senior Subordinated Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

        The Company has a senior secured revolving credit facility of $40 million (the "New Credit Facility"). The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, using either the Base rate or Eurodollar rate. As of June 30, 2002, the

Eurodollar rate was 4.33% and the Base rate was 4.75%. The Eurodollar rate was 4.13% and the Base rate was 4.75% as of December 31, 2001. The effective rate of interest on borrowings under the New Credit Facility was 4.33% per annum as of June 30, 2002. The Company reduced its outstanding borrowings to $3.0 million as of June 30, 2002, utilizing a $2.6 million tax distribution to ELLC from the Silver Legacy Joint Venture on February 28, 2002 and a $10.0 million distribution to ELLC from the Silver Legacy Joint Venture on March 5, 2002 as part of the net proceeds from the issuance by the Silver Legacy Joint Venture and its wholly-owned financing subsidiary, Silver Legacy Capital Corp., of $160 million principal amount of 10 1/8% mortgage notes due 2012 and related transactions described in Note 4.

        In June 2002, the Company purchased $2.0 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $1.5 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in a gain of $35,000 after writing off unamortized fees relating to the bond offering.

        The notes payable to individuals are due in monthly installments of $34,614, including monthly interest at 9% per annum, to August 14, 2006, when the principal balance is due. The notes are secured by real property.

        The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of June 30, 2002, the Company was in compliance with all of its covenants.

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

Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	June 30, 2002	December 31, 2001
Current assets	$26,139	$21,619
Property and equipment, net	276,744	280,975
Other assets, net	6,293	575

Total assets	$309,176	$303,169

Current liabilities	$20,230	$22,762
Long-term liabilities	178,399	135,000
Partners' equity	110,547	145,407

Total liabilities and partners' equity	$309,176	$303,169

Summarized results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Revenues	$41,337	$44,896	$77,707	$82,186
Operating Expenses	(32,288)	(33,789)	(62,478)	(64,669)

Operating Income	9,049	11,107	15,229	17,517
Other (Expense)	(4,333)	(3,767)	(7,101)	(8,654)

Net Income	$4,716	$7,340	$8,128	$8,863

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an unaffiliated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald Carano exercised an option effective February 19, 2002 to purchase from the Trust an additional 21.25%, thus increasing his total interest to 26.25%. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At June 30, 2002, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. In April 2002, Resorts purchased an additional 1% interest in the MindPlay Entity, which increased Resorts percentage ownership to 20%. Resorts also has an option to acquire an additional 2.4% interest in the MindPlay Entity. The purchase price is equal to $200,000 per 1% and is exercisable until June 30, 2004. The MindPlay Entity is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. At June 30, 2002, Resorts' financial investment in the MindPlay Entity was $1.6 million of which $200,000 was made in 2002. The Company's investment in MindPlay is accounted for using the equity method of accounting.

5.    Restatement

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2001, management determined that the Silver Legacy Joint Venture (see Note 4) had reduced its net income over the amount previously reported to the Company to change its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," and to record an insurance settlement that occurred in the first quarter of 2001. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2001 to reduce its equity in net income in the Silver Legacy Joint Venture by $15,000 and $468,000, respectively. A summary of the significant effects of the restatement for the six months ended June 30, 2001 is as follows:

	As previously reported	As restated
Net operating revenues	$79,673	$79,205
Operating income	13,111	12,643
Net income	6,720	6,270

        The effects of the restatement for the three months ended June 30, 2001 were not significant.

6.    Subsequent Event

        Effective August 6, 2002, the Company purchased $5.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $3.0 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in a gain of $15,500 after writing off unamortized fees relating to the bond offering. In May 2002, the Company adopted SFAS 145 (see Note 1) and, accordingly, will classify this gain as a component of interest expense.

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

        The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated, and gives effect to the restatement discussed in Note 5 to the unaudited condensed consolidated financial statements.

Critical Accounting Policies

        Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, self insurance reserves, and certain gaming related liabilities require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customer and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

Three Months Ended June 30, 2002 Compared to
Three Months Ended June 30, 2001

Net Revenues

        Net revenues decreased by approximately $4.6 million, or 10.5%, to $39.1 million for the three months ended June 30, 2002 compared to $43.7 million for the same period in 2001. The Company's decrease in net revenues included decreases in casino, hotel, and food, beverage and entertainment revenues. Net revenues for the three months ended June 30, 2002 include $2.5 million of income from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations September 4, 2001), as compared to $3.7 million for the same period in 2001. The Company's management feels that revenues have been negatively impacted due to increased competition from Native American casinos in Northern California and a weak California economy. The absence in 2002 of the American Bowling Congress National Championship that was held during the second quarter of 2001 also negatively impacted our mid-week business levels as compared to the prior year. The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, has been selected as the site of the Women's International Bowling Congress and American Bowling Congress national championship bowling tournament through the year 2009, providing Reno with a major bowling tournament two out of every three years.

        Casino revenues decreased by approximately $1.7 million, or 6.7%, to $24.3 million for the three months ended June 30, 2002 compared to $26.0 million for the same period in 2001. The decrease in casino revenues was primarily due to lower slot revenue as a result of decreased slot volume for the three months ended June 30, 2002.

        Food, beverage and entertainment revenues decreased by approximately $1.3 million, or 10.5%, to $10.9 million for the three months ended June 30, 2002 compared to $12.2 million during the same period in 2001. The decrease was primarily due to lower customer counts in the Eldorado's restaurants during the second quarter of 2002 compared to the same period in 2001.

        Hotel revenues decreased by approximately $0.7 million, or 13.8%, to $4.2 million for the three months ended June 30, 2002 compared to $4.9 million during the same period in 2001. The decrease was due primarily to a decrease in the Eldorado's average daily rate to approximately $57 in the second quarter of 2002 as compared to approximately $63 in the second quarter of 2001. The hotel occupancy rate decreased to approximately 92% in the second quarter of 2002 compared to approximately 95% in the same period in 2001. Contributing to the decrease in the Company's hotel occupancy and average daily rate was the absence of the American Bowling Congress National Championship Bowling Tournament in 2002 compared to the same period in 2001 when a tournament began in February and ended in June.

        Promotional allowances, expressed as a percentage of casino revenues, were 17.1% for the second quarter of 2002 compared to 17.3% for the same period in 2001.

Operating Expenses

        The Company's operating expenses decreased by approximately $2.2 million, or 6.4%, to $31.9 million for the three months ended June 30, 2002 from $34.1 million during the same period in 2001. This decrease is primarily attributable to a decrease in casino, food, beverage and entertainment, hotel, selling, general and administrative expenses and management fees. Payroll expenditures were lower than the same period in 2001, reflecting the continued staff reductions implemented in September 2001 as a result of reduced business levels following the September 11 terrorist attacks.

        Casino expenses decreased by approximately $0.8 million, or 6.1%, to $12.1 million for the three months ended June 30, 2002 from $12.9 million during the same period in 2001 due to a reduction in our charter bus program, gaming taxes and payroll expenditures.

        Food, beverage and entertainment expenses decreased by approximately $0.4 million, or 4.2%, to approximately $8.0 million for the three months ended June 30, 2002 from approximately $8.4 million during the same period in 2001. The decrease is primarily due to lower food cost of sales and payroll expenditures in the second quarter of 2002 compared to the second quarter of 2001.

        Hotel expenses decreased by approximately $0.3 million, or 14.0%, to $1.8 million for the three months ended June 30, 2002 compared with $2.1 million during the same period in 2001 primarily due to decreases in payroll expenditures and laundry expense resulting from the decrease in hotel occupancy.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by approximately $0.5 million, or 7.0% to $6.6 million for the three months ended June 30, 2002 from $7.0 million during the same period in 2001. This is primarily due to decreases in payroll expenditures and management fees for the three months ended June 30, 2002 as compared to the same period in 2001.

Depreciation

        Depreciation for the three months ended June 30, 2002 was approximately $3.0 million compared to $3.2 million during the same period in 2001, a decrease of 7.7%, due to certain assets becoming fully depreciated.

Interest Expense, Net

        Interest expense, net of capitalized interest and interest income, decreased by approximately $0.5 million, or 17.1%, to $2.5 million in the second quarter of 2002 compared to $3.1 million for the same period in 2001 primarily as a result of an average lower interest rate and a decrease in the average outstanding borrowings in the second quarter of 2002 as compared to the same period in 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million and $2.0 million principal amount of its 10 1/2% Notes on the open market in October 2001 and June 2002, respectively.

Net Income

        As a result of the factors described above, net income for the three months ended June 30, 2002 decreased by approximately $1.8 million, or 28.8%, to $4.5 million compared to $6.4 million during the same period in 2001.

Six Months Ended June 30, 2002 Compared to
Six Months Ended June 30, 2001

Net Revenues

        Net revenues decreased by approximately $6.1 million, or 7.6%, to $73.2 million for the six months ended June 30, 2002 compared to $79.2 million for the same period in 2001. The decrease in net revenues during the 2002 period included decreases in casino, hotel, and food, beverage and entertainment revenues. Net revenues for the six months ended June 30, 2002 include $4.3 million of income from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations September 4, 2001), as compared to $4.4 million for the same period in 2001. The Company's management feels that revenues have been negatively impacted due to increased competition from Native American casinos in Northern California and a weak California economy. The absence in 2002 of the American Bowling Congress National Championship, that began in February and ended in June of 2001, also negatively impacted our mid-week business levels as compared to the prior year.

        Casino revenues decreased by approximately $3.6 million, or 7.4%, to $45.2 million for the six months ended June 30, 2002 compared to $48.9 million for the same period in 2001. The decrease in casino revenues was primarily due to lower slot revenue as a result of decreased slot volume for the first six months of 2002 as compared to the same period in 2001.

        Food, beverage and entertainment revenues decreased by approximately $1.5 million, or 6.3%, to $21.7 million for the six months ended June 30, 2002 compared to $23.1 million during the same period in 2001. The decrease was primarily due to lower customer counts in the Eldorado's restaurants in the first six months of 2002 as compared to the same period in 2001.

        Hotel revenues decreased by approximately $1.1 million, or 12.4%, to $7.7 million for the six months ended June 30, 2002 compared to $8.8 million for the same period in 2001. The Eldorado's average daily rate decreased to approximately $53 for the six months ended June 30, 2002 as compared to approximately $57 for the same period in 2001. The hotel occupancy rate decreased to approximately 89% in 2002 compared to approximately 93% in the same period in 2001. The hotel occupancy decrease was partly due to an energy conservation retrofit of our hotel rooms, completed in March 2002, which reduced the number of available room nights in the first quarter by approximately 3,300. Also contributing to the decrease in the Company's hotel occupancy and average daily rate was the absence in 2002 of the American Bowling Congress National Championship Bowling Tournament that was held in 2001 beginning in February and ending in June.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.3% for the six months ended June 30, 2002 compared to 17.5% for the same period in 2001.

Operating Expenses

        The Company's operating expenses decreased by approximately $4.0 million, or 6.1%, to $62.5 million for the six months ended June 30, 2002 from $66.6 million during the same period in 2001. This decrease is primarily attributable to a decrease in casino, food, beverage and entertainment, hotel, selling, general and administrative expenses and management fees. Payroll expenditures were lower than the same period in 2001 reflecting the continued staff reductions implemented in September 2001 as a result of reduced business levels following the September 11 terrorist attacks.

        Casino expenses decreased by $1.2 million, or 4.8%, to $23.5 million for the six months ended June 30, 2002 from $24.7 million during the same period in 2001 primarily due to decreases in bad debt expense, gaming taxes, charter buses and payroll expenditures.

        Food, beverage and entertainment expenses decreased by approximately $0.8 million, or 4.8%, to $15.4 million for the six months ended June 30, 2002 from approximately $16.2 million during the same period in 2001. The decrease is primarily due to lower food cost of sales and payroll expenditures in the 2002 period.

        Hotel expenses decreased by approximately $0.5 million, or 12.1%, to $3.5 million for the six months ended June 30, 2002 compared to $3.9 million for the same period in 2001 primarily due to a decrease in payroll expenditures and laundry expense resulting from the decrease in hotel occupancy.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by $1.2 million, or 8.1%, to $13.2 million for the six months ended June 30, 2002 compared to $14.4 million during the same period in 2001. The decrease was primarily due to decreases in payroll expenditures and management fees for the six months ended June 30, 2002 as compared to the 2001 period.

Depreciation

        Depreciation for the six months ended June 30, 2002 was $6.1 million compared to $6.5 million for the same period in 2001, a decrease of 6.3%, due to certain assets becoming fully depreciated.

Interest Expense, Net

        Interest expense, net of capitalized interest and interest income, decreased by $0.9 million, or 15.1%, to $5.3 million for the first six months of 2002 compared to $6.2 million for the same period in 2001 primarily as a result of an average lower interest rate and a decrease in the average outstanding borrowings in the first six months of 2002 as compared to the same period in 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million and $2.0 million principal amount of its 10 1/2% Notes on the open market in October 2001 and June 2002, respectively. The Company reduced its average outstanding borrowings utilizing a $2.6 million tax distribution to ELLC from the Silver Legacy Joint Venture on February 28, 2002 and a $10.0 million distribution to ELLC from the Silver Legacy Joint Venture on March 5, 2002 as part of the net proceeds from the issuance by the Silver Legacy Joint Venture and its wholly-owned financing subsidiary, Silver Legacy Capital Corp., of $160 million principal amount of 10 1/8% mortgage notes due 2012 and related transactions described in Note 4 to the financial statements included in Item 1 of this report.

Net Income

        As a result of the factors described above, net income for the six months ended June 30, 2002 decreased by approximately $1.1 million, or 16.8%, to $5.2 million compared to $6.3 million during the same period in 2001.

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in net income of its unconsolidated affiliates was $12.4 million for the six months ended June 30, 2002, as compared to $14.7 million for the same period in 2001. Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2002 compared to $9.8 million for the same period of the prior year.

        At June 30, 2002, the Company had $9.2 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letter of credit, it had approximately $36.3 million unutilized borrowing capacity under its New Credit Facility (as defined below) of which it could utilize $20.5 million under the most restrictive of our loan covenants. The Company's borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow. On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The effective rate of interest on borrowings under the New Credit Facility at June 30, 2002 was 4.33% per annum.

        The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of June 30, 2002 the Company was in compliance with all of the provisions of the New Credit Facility.

        As of June 30, 2002, the Company had outstanding (i) $87.9 million in aggregate principal amount of 10 1/2% Notes, (ii) $3.0 million of borrowings and an additional $0.7 million of letter of credit under the New Credit Facility and (iii) $1.2 million of other long term debt (net of current portion).

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the six months ended June 30, 2002, Resorts made distributions of $2.0 million to its members as compared to $3.75 million during the same period in 2001.

        During the six months ended June 30, 2002, the Company's principal uses of funds remaining after the aforementioned distributions to the members of Resorts were related to debt service and recurring capital expenditures. Total capital expenditures for the six months ended June 30, 2002 were $2.0 million.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service. We believe our capital resources are adequate to meet our obligations including the funding or our debt service and recurring capital expenditures.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its variable rate debt. The Company evaluates its exposure to this market risk by monitoring interest rates in the marketplace and it has, to date, not utilized derivative financial instruments to help manage this risk or for trading purposes. Other than changes in the amount of variable rate debt from time to time outstanding, there were no material quantitative changes in the Company's market risk exposure, or how risks are managed, during 2001 or during the six months ended June 30, 2002.

        All of the Company's variable rate debt outstanding at June 30, 2002 was under the New Credit Facility. As of June 30, 2002, the interest rate on the New Credit Facility was LIBOR plus 2.5%. The indebtedness outstanding under the New Credit Facility as of June 30, 2002, totaled $3.0 million. Under the terms of our New Credit Facility, we may borrow up to $40 million, subject to our compliance with applicable covenants. To the extent we increase the amount of our indebtedness under the New Credit Facility, we will increase our exposure to market risk in the form of fluctuations in interest rates. For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption "Liquidity and Capital Resources."

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    The following exhibits are filed as part of this report.

Exhibit Number	Description
99.1	Certification of Donald L. Carano
99.2	Certification of Robert M. Jones
99.3	Certification of Gene R. Carano
  (b)
  Reports on Form 8-K

    During the period covered by this report, the Company filed one report on Form 8-K dated May 24, 2002. This Form 8-K reported information under Items 4 and 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: August 12, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager

Date: August 12, 2002	By:	/s/ ROBERT M. JONES Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: August 12, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano President

Date: August 12, 2002	By:	/s/ GENE R. CARANO Gene R. Carano Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Donald L. Carano
99.2	Certification of Robert M. Jones
99.3	Certification of Gene R. Carano

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  1. General
  2. Senior Subordinated Notes
  3. Long-Term Debt
  4. Investment in Joint Ventures
  5. Restatement
  6. Subsequent Event
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX