Form 10-Q
period 2002-09-30
ELDORADO RESORTS LLC
filed 2002-11-14
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Number of shares of common stock of Eldorado Capital Corp. outstanding at November 14, 2002: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2002	December 31, 2001
A S S E T S
Current assets:
Cash and cash equivalents	$7,844	$9,910
Restricted cash	100	306
Accounts receivable, net	5,089	3,589
Inventories	2,157	2,722
Prepaid expenses	1,814	1,392

Total current assets	17,004	17,919
Investment in joint ventures	64,345	72,073
Property and equipment, net	133,959	139,966
Other assets, net	7,066	7,503

Total assets	$222,374	$237,461

L I A B I L I T I E S A N D M E M B E R S' E Q U I T Y
Current liabilities:
Current portion of long-term debt	$337	$315
Current portion of capital lease obligations	109	83
Accounts payable	3,504	3,388
Interest payable	1,232	3,966
Accrued payroll, taxes and other accruals	8,036	6,639
Due to members and affiliates	242	417

Total current liabilities	13,460	14,808
Long-term debt, less current portion	89,780	112,941
Capital lease obligations, less current portion	93	143
Other liabilities	540	1,417

Total liabilities	103,873	129,309

Minority interest	5,637	5,948
Members' equity	112,864	102,204

Total liabilities and members' equity	$222,374	$237,461

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(As restated, see Note 5)		(As restated, see Note 5)
Operating Revenues:
Casino	$27,824	$27,249	$73,059	$76,103
Food, beverage and entertainment	12,195	12,632	33,860	35,757
Hotel	4,960	4,937	12,626	13,689
Other	1,446	1,372	4,016	3,983

	46,425	46,190	123,561	129,532
Less: Promotional allowances	(5,100)	(4,993)	(13,388)	(13,562)

Net operating revenues	41,325	41,197	110,173	115,970

Operating Expenses:
Casino	13,583	13,958	37,049	38,612
Food, beverage and entertainment	8,175	8,542	23,616	24,755
Hotel	1,816	1,923	5,274	5,860
Other	413	554	1,235	1,487
Selling, general and administrative	7,385	7,469	20,553	21,074
Management fees	14	228	42	975
Depreciation	2,864	3,216	8,929	9,689

Total operating expenses	34,250	35,890	96,698	102,452

Equity in Income of Unconsolidated Affiliates	4,438	3,584	8,744	8,016

Operating Income	11,513	8,891	22,219	21,534

Other Income (Expense):
Interest rate swap income	1,119	—	1,119	—
Loss on investments	—	(439)	—	(439)
Interest expense, net	(2,429)	(3,050)	(7,765)	(9,254)

Total other income (expense)	(1,310)	(3,489)	(6,646)	(9,693)

Income Before Minority Interest	10,203	5,402	15,573	11,841
Minority Interest in Income of Unconsolidated Affiliates	(163)	(141)	(318)	(310)

Net Income	$10,040	$5,261	$15,255	$11,531

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 2001	$102,204
Net Income	15,255
Distributions	(4,595)

BALANCE, September 30, 2002	$112,864

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
		(As restated, see Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,255	$11,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,929	9,689
Amortization of loan/bond costs	334	471
Equity in income of unconsolidated affiliates	(8,744)	(8,016)
Minority interest in income of unconsolidated affiliates	318	310
Gain on sale of property and equipment	(11)	(12)
Interest rate swap receivable	(1,119)	—
Decrease (Increase) in—
Restricted cash	206	—
Accounts receivable, net	(381)	1,253
Inventories	565	423
Prepaid expenses	(422)	(578)
Decrease in—
Accounts payable, interest payable, accrued and other liabilities, due to members and affiliates and other liabilities	(2,275)	(3,389)

Net cash provided by operating activities	12,655	11,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,956)	(5,187)
Proceeds from sale of property and equipment	45	12
Distributions from unconsolidated affiliates	16,673	2,947
Minority interest in distributions from unconsolidated affiliates	(629)	(112)
Increase in joint venture investments	(200)	(4,120)
(Increase) Decrease in other assets, net	(20)	22
Loss on investments	—	439

Net cash provided by (used in) investing activities	12,913	(5,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	24,549	29,513
Principal payments on long-term debt and capital leases	(40,556)	(11,814)
Payment on bond repurchases	(6,982)	—
Gain on bond repurchases, net of unamortized bond fees	(50)	—
Loan origination costs	—	(286)
Distributions	(4,595)	(5,996)

Net cash provided by (used in) financing activities	(27,634)	11,417

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,066)	17,100
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,910	9,367

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,844	$26,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$11,101	$11,527

The accompanying notes are an integral part of these unaudited condensed consolidated statements

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

        In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year. Certain reclassifications have been made to prior year financial information to conform with the current period presentation which have no effect on net income.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Impact of Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for the Company's 2003 fiscal year and early adoption is permitted. The Company believes that the adoption of this statement will not have a material impact on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS No. 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS No. 144 did not have a material impact on the Company's condensed consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. This statement is effective for the Company's 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. In May 2002, the Company adopted this statement and classified its fiscal 2002 gain on repurchase of bonds, net of unamortized bond fees, of $50,000 as a component of interest expense.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its condensed consolidated financial statements.

2.    Senior Subordinated Notes

        On July 31, 1996, Resorts and Capital (the "Issuers") sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are joint and several obligations of the Issuers. The Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997. Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the "1933 Act") with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers ("Registered Notes") with terms identical to the Notes. The exchange of the Notes for the Registered Notes was completed on February 26, 1997. The Company purchased $10.2 million and $2.0 million principal amount of the Notes on the open market in October 2001 and June 2002, respectively. In August 2002, the Company purchased an additional $5.2 million principal amount of the Notes on the open market.

3.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	September 30, 2002	December 31, 2001
10 1/2% Senior Subordinated Notes	$82,695	$89,850
Outstanding portion of reducing revolver credit facility	6,000	21,750
Notes payable to individuals	1,367	1,578
Notes payable, other	55	78

	90,117	113,256
Less—Current portion	(337)	(315)

	$89,780	$112,941

        The 10 1/2% Senior Subordinated Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

        The Company has a senior secured revolving credit facility of $40 million (the "New Credit Facility"). The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, using either the Base rate or Eurodollar rate. As of September 30, 2002, the Eurodollar rate was 4.32% and the Base rate was 4.75%. The Eurodollar rate was 4.13% and the Base rate was 4.75% as of December 31, 2001. The effective rate of interest on borrowings under the New Credit Facility was 4.32% per annum as of September 30, 2002. The Company's reduction of its outstanding borrowings under the New Credit Facility since December 31, 2001 reflects the repayment of indebtedness utilizing a $2.6 million tax distribution to ELLC from the Silver Legacy Joint Venture on February 28, 2002 and a $10.0 million distribution to ELLC from the Silver Legacy Joint Venture on March 5, 2002 as part of the net proceeds from the issuance by the Silver Legacy Joint Venture and its wholly-owned financing subsidiary, Silver Legacy Capital Corp., of $160 million principal amount of 10 1/8% mortgage notes due 2012 and related transactions described in Note 4.

        In August 2002, the Company purchased $5.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $3.0 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in a gain of $15,500 after writing off unamortized fees relating to the bond offering.

        The notes payable to individuals are due in monthly installments of $34,614, including monthly interest at 9% per annum, to August 14, 2006, when the principal balance is due. The notes are secured by real property.

        The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of September 30, 2002, the Company was in compliance with all of its covenants.

        Effective August 15, 2002, the Company entered into a fixed-to-floating swap agreement with a $50 million notional amount. Pursuant to this swap agreement, which expires on February 15, 2005, the Company received interest at a fixed rate of 3.85% per annum and pays interest based on a floating rate index that is computed on a 6-month LIBOR, in arrears. The amounts due under the swap agreement are payable on August 15 and February 15 of each year, beginning February 15, 2003. The difference between the amount received and amount paid under such agreement is recorded as a reduction of, or addition to interest expense as incurred over the life of the swap. Interest rate swap income recorded for the nine months ended September 30, 2002 was $1,119,250. The interest rate swap does not meet the criteria for hedge accounting established by SFAS No. 133. Accordingly, the fair market value of the swap is recorded as an asset or liability in accordance with SFAS No. 133. As of September 30, 2002, the value of the interest rate swap was a receivable of $1,119,250 with the corresponding amount recorded as interest rate swap income. On October 9, 2002, the Company terminated the swap agreement in advance of its scheduled termination date and received $903,070.

4.    Investment in Joint Ventures

        The Silver Legacy Resort Casino ("Silver Legacy") was developed by the Circus and Eldorado Joint Venture (the "Silver Legacy Joint Venture"), which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the "Original Joint Venture Agreement"), between ELLC and Galleon, Inc. ("Mandalay Sub"). Under the terms of the Original Joint Venture Agreement, ELLC and Mandalay Sub (each a "Partner" and, together, the "Partners") each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each of the Partners was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value approximating 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective obligations, ELLC contributed the land on which the Silver Legacy was constructed, at an agreed value of $25 million, and $26.9 million in cash, and Mandalay Sub contributed $51.9 million in cash. Until March 5, 2002, when the Original Joint Venture Agreement was amended and restated, as described below, additional capital contributions in proportion to each Partner's Percentage Interest could be required by Silver Legacy Joint Venture's managing partner, Mandalay Sub, to defray any net loss (not including depreciation and amortization expenses) incurred by the Silver Legacy Joint Venture. In addition, pursuant to the Original Joint Venture Agreement, Mandalay Sub's parent corporation, Mandalay Resort Group, provided certain loans to the Silver Legacy Joint Venture relating to the development and construction of the Silver Legacy (the remaining balance of which was repaid in 1997) and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the Silver Legacy's development and construction costs. In return, Mandalay Resort Group received from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing until March 5, 2002. The Original Silver Legacy Credit Agreement, as amended and restated, was secured by a deed of trust on the Silver Legacy and by security interests in substantially all of the other assets of the Silver Legacy Joint Venture.

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

Summarized balance sheets and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	September 30, 2002	December 31, 2001
Current assets	$28,236	$21,619
Property and equipment, net	274,439	280,975
Other assets, net	6,995	575

Total assets	$309,670	$303,169

Current liabilities	$14,723	$22,762
Long-term liabilities	177,942	135,000
Partners' equity	117,005	145,407

Total liabilities and partners' equity	$309,670	$303,169

Summarized results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Revenues	$46,116	$45,261	$123,824	$127,448
Operating Expenses	(35,718)	(35,189)	(98,193)	(99,860)

Operating Income	10,398	10,072	25,631	27,588
Other (Expense)	(1,822)	(2,698)	(8,925)	(11,351)

Net Income	$8,576	$7,374	$16,706	$16,237

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an unaffiliated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald Carano exercised an option effective February 19, 2002 to purchase from the Trust an additional 21.25%, thus increasing his total interest to 26.25%. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At September 30, 2002, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. In April 2002, Resorts purchased an additional 1% interest in the MindPlay Entity, which increased Resorts percentage ownership to 20%. Resorts also has an option to acquire an additional 2.4% interest in the MindPlay Entity. The purchase price is equal to $200,000 per 1% and is exercisable until June 30, 2004. The MindPlay Entity is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. At September 30, 2002, Resorts' financial investment in the MindPlay Entity was $1.6 million of which $200,000 was made in 2002. The Company's investment in MindPlay is accounted for using the equity method of accounting.

5.    Restatement

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2001, management determined that the Silver Legacy Joint Venture (see Note 4) had restated its net income over the amount previously reported to the Company to change its method of accounting for interest rate swaps to comply with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to record an insurance settlement that occurred in the first quarter of 2001. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2001 to increase/(decrease) its equity in income of the Silver Legacy Joint Venture by $243,000 and ($225,000), respectively. A summary of the significant effects of the restatement for the three and nine months ended September 30, 2001 is as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As previously reported	As restated	As previously reported	As restated
Net operating revenues	$41,197	$41,197	$115,970	$115,970
Operating income	8,648	8,891	21,759	21,534
Net income	5,028	5,261	11,748	11,531

6.    Certain Risks and Uncertainties

        A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gambling in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized "Nevada-style" gaming on Native American reservations.

        In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Station Casinos, Inc. has entered into agreements with United Auburn Indian Community ("UAIC") to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. On September 17, 2002, the United States Department of Interior accepted the proposed parcel into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million gaming facility is anticipated to open during the second half of 2003.

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

        The Company accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay utilizing the equity method of accounting. The Company's consolidated net income includes its proportional share of equity in the Silver Legacy Joint Venture's, Tamarack's, and MindPlay's net income (loss) before taxes.

        The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated, and gives effect to the restatement discussed in Note 5 to the unaudited condensed consolidated financial statements.

Critical Accounting Policies

        Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, self insurance reserves, and certain gaming related liabilities require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates.

Recent Developments

        A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. The United Auburn Indian Community ("UAIC") has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a proposed 49-acre site approximately 21 miles northeast of Sacramento. On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open during the second half of 2003. Based on its size and proximity, we believe the opening of this new facility will impact our operations. While we cannot predict the extent of the potential impact, it could be significant.

Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

Net Revenues

        Net revenues increased to $41.3 million for the three months ended September 30, 2002 compared to $41.2 million for the same period in 2001. This increase was primarily due to an increase in casino revenues that was partially offset by a decrease in food, beverage and entertainment revenues. Increased competition from Native American gaming and a weak California economy continued to pose a challenge for the three months ended September 30, 2002, however, management feels that the Company's and Reno's special events that are provided in the summer months enabled the Company to maintain a strong repeat customer base during this year's summer months.

        Casino revenues increased by approximately $0.6 million, or 2.1%, to $27.8 million for the three months ended September 30, 2002 compared to $27.2 million for the same period in 2001. The increase in casino revenues was primarily due to increased table games revenue as a result of a higher hold percentage for the three months ended September 30, 2002. A decrease in slot volume partially offset the increase in table games revenue.

        Food, beverage and entertainment revenues decreased by approximately $0.4 million, or 3.5%, to $12.2 million for the three months ended September 30, 2002 compared to $12.6 million during the same period in 2001. The decrease was due to lower occupancy in the showroom and lower restaurant customer counts in the third quarter of 2002 compared to the same period in 2001.

        Hotel revenues increased to $5.0 million for the three months ended September 30, 2002 compared to $4.9 million during the same period in 2001. The Eldorado's average daily rate and hotel occupancy were approximately $65 and 94%, respectively, in the third quarter of 2002 as compared to approximately $66 and 91%, respectively, in the third quarter of 2001. The Eldorado's hotel occupancy during the portion of the 2002 third quarter following September 11 was higher by 9.9% as compared to the same period in 2001 when occupancy was negatively impacted by the terrorist attacks.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.3% for both the third quarter of 2002 and 2001.

Operating Expenses

        The Company's operating expenses decreased by approximately $1.6 million, or 4.6%, to $34.3 million for the three months ended September 30, 2002 from $35.9 million during the same period in 2001. This decrease is primarily attributable to decreases in casino, food, beverage and entertainment expenses and management fees. Payroll expenditures were lower than the same period in 2001 reflecting the continued staff reductions implemented in September 2001 as a result of reduced business levels following the September 11 terrorist attacks.

        Casino expenses decreased by approximately $0.4 million, or 2.7%, to $13.6 million for the three months ended September 30, 2002 from $14.0 million during the same period in 2001 primarily due to reductions in our charter bus program and payroll expenditures.

        Food, beverage and entertainment expenses decreased by approximately $0.4 million, or 4.3%, to $8.2 million for the three months ended September 30, 2002 from $8.5 million during the same period in 2001. The decrease is primarily due to lower food cost of sales, payroll expenditures and professional services in the third quarter of 2002 compared to the same period in 2001.

        Hotel expenses decreased by approximately $0.1 million, or 5.6%, to $1.8 million for the three months ended September 30, 2002 compared with $1.9 million during the same period in 2001. The decrease is due to a reduction in overall hotel operating expenses.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by approximately 3.9% to $7.4 million for the three months ended September 30, 2002 from $7.7 million during the same period in 2001. The decrease is primarily due to decreases in management fees and payroll expenditures.

Equity in Income of Unconsolidated Affiliates

        Earnings from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations on September 4, 2001), for the three months ending September 30, 2002 were $4.4 million as compared to $3.6 million for the same period in 2001, an increase of approximately $0.9 million, or 23.8%. Of this increase, $600,000 was attributable to an increase in equity in income of the Silver Legacy Joint Venture for the three months ended September 30, 2002 as compared to the same period in 2001. The 2001 earnings reflect a $103,000 loss from Tamarack due to the write-off of pre-opening expenses.

Depreciation

        Depreciation for the three months ended September 30, 2002 was approximately $2.9 million compared to $3.2 million during the same period in 2001, a decrease of 11.0%, due to certain assets becoming fully depreciated.

Other Income (Expense)

        Other income (expense) is comprised of interest expense, net of capitalized interest, and interest rate swap income. Interest expense, net of capitalized interest, our interest rate swap and interest income, decreased approximately $0.6 million, or 20.4%, to $2.4 million in the third quarter of 2002 compared to $3.1 million for the same period in 2001 primarily as a result of a lower average interest rate and a decrease in the average outstanding borrowings in the third quarter of 2002 as compared to the same period in 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million, $2.0 million and $5.2 million principal amount of its 10 1/2% Notes on the open market in October 2001, June 2002 and August 2002, respectively. The Company also recognized interest rate swap income of $1.1 million for the three months ended September 30, 2002.

Net Income

        As a result of the factors described above, net income for the three months ended September 30, 2002 increased by approximately $4.8 million, or 90.8%, to $10.0 million compared to $5.3 million during the same period in 2001.

Nine Months Ended September 30, 2002 Compared to
Nine Months Ended September 30, 2001

Net Revenues

        Net revenues decreased by approximately $5.8 million, or 5.0%, to $110.2 million for the nine months ended September 30, 2002 compared to $116.0 million for the same period in 2001. The decrease in net revenues during the 2002 period included decreases in casino, hotel, food, beverage and entertainment revenues. The Company's management feels that revenues have been negatively impacted due to increased competition from Native American casinos in northern California and a weak California economy. The absence in 2002 of the American Bowling Congress National Championship, that began in February and ended in June of 2001, also negatively impacted our mid-week business levels as compared to the prior year.

        Casino revenues decreased by approximately $3.0 million, or 4.0%, to $73.1 million for the nine months ended September 30, 2002 compared to $76.1 million for the same period in 2001. The decrease in casino revenues was primarily due to lower slot revenue as a result of decreased slot volume partially offset by increased table games revenue due to a higher games hold percentage for the nine months ended September 30, 2002 as compared to the same period in 2001.

        Food, beverage and entertainment revenues decreased by approximately $1.9 million, or 5.3%, to $33.9 million for the nine months ended September 30, 2002 compared to $35.8 million during the same period in 2001. The decrease is primarily due to lower showroom occupancy and lower restaurant customer counts in the 2002 period.

        Hotel revenues decreased by approximately $1.1 million, or 7.8%, to $12.6 million for the nine months ended September 30, 2002 compared to $13.7 million during the same period in 2001. The decrease was due to the Eldorado's average daily rate and hotel occupancy decreasing to approximately $57 and 91%, respectively, in the 2002 period as compared to approximately $60 and 92%, respectively, in the 2001 period. The hotel occupancy decrease was partly due to an energy conservation retrofit of our hotel rooms, completed in March 2002, which reduced the number of available room nights in the first quarter by approximately 3,300. Also contributing to the decrease in the Company's hotel occupancy and average daily rate was the absence in 2002 of the American Bowling Congress National Championship Bowling Tournament that was held in 2001 beginning in February and ending in June.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.3% for the nine months ended September 30, 2002 compared to 17.8% for the same period in 2001.

Operating Expenses

        The Company's operating expenses decreased by approximately $5.8 million, or 5.6%, to $96.7 million for the nine months ended September 30, 2002 from $102.5 million during the same period in 2001. This decrease is primarily attributable to a decrease in casino, hotel, food, beverage and entertainment expenses and management fees. Payroll expenditures were lower than the same period in 2001 reflecting the continued staff reductions implemented in September 2001 as a result of reduced business levels following the September 11 terrorist attacks.

        Casino expenses decreased by approximately $1.6 million, or 4.1%, to $37.0 million for the nine months ended September 30, 2002 from $38.6 million during the same period in 2001 primarily due to decreases in gaming taxes, charter buses and payroll expenditures.

        Food, beverage and entertainment expenses decreased by approximately $1.1 million, or 4.6%, to $23.6 million for the nine months ended September 30, 2002 from approximately $24.8 million during the same period in 2001. The decrease is primarily due to lower food cost of sales, payroll expenditures and professional services in the 2002 period.

        Hotel expenses decreased $0.6 million, or 10.0%, to $5.3 million for the nine months ended September 30, 2002 from $5.9 million during the same period in 2001 due to decreases in payroll expenditures and overall hotel operating expenses.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by 6.6% to $20.6 million for the nine months ended September 30, 2002 compared to $22.0 million during the same period in 2001 primarily due to decreases in payroll expenditures and management fees for the nine months ended September 30, 2002 as compared to the 2001 period.

Equity in Income of Unconsolidated Affiliates

        Earnings from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations on September 4, 2001), for the nine month ending September 30, 2002 were $8.7 million as compared to $8.0 million for the same period in 2001, an increase of approximately $0.7 million, or 9.1%. Equity in income of the Silver Legacy Joint Venture increased approximately $235,000 for the nine months ended September 30, 2002 compared to the same period in 2001. The 2001 earnings reflect a $103,000 loss from Tamarack due to the write-off of pre-opening expenses.

Depreciation

        Depreciation for the nine months ended September 30, 2002 was $8.9 million compared to $9.7 million for the same period in 2001, a decrease of 7.8%, due to certain assets becoming fully depreciated.

Other Income (Expense)

        Other income (expense) is comprised of interest expense, net of capitalized interest, and interest rate swap income. Interest expense, net of capitalized interest, our interest rate swap and interest income, decreased by approximately $1.5 million, or 16.1%, to $7.8 million for the nine months ended September 30, 2002 compared to $9.3 million for the same period in 2001 due to a decrease in the average outstanding borrowings and a lower average interest rate during the first nine months of 2002 as compared to the same period in 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million, $2.0 million and $5.2 million principal amount of its 10 1/2% Notes on the open market in October 2001, June 2002 and August 2002, respectively. The Company also recognized interest rate swap income of $1.1 million for the nine months ended September 30, 2002.

Net Income

        As a result of the factors described above, net income for the nine months ended September 30, 2002 increased by approximately $3.7 million, or 32.3%, to $15.3 million compared to $11.5 million during the same period in 2001.

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "10 1/2% Notes"). Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. The Company's earnings before interest, taxes, depreciation and amortization as adjusted to exclude equity in income of its unconsolidated affiliates was $22.4 million for the nine months ended September 30, 2002, as compared to $23.2 million for the same period in 2001. Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2002 compared to $11.7 million for the same period of the prior year.

        At September 30, 2002, the Company had approximately $7.8 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and a letter of credit, it had approximately $33.3 million unutilized borrowing capacity under its New Credit Facility (as defined below) of which all could be utilized under the most restrictive of our loan covenants. The Company's borrowing capacity under these covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow. On July 17, 2002, the Company's credit facility was amended and restated (the

"New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The effective rate of interest on borrowings under the New Credit Facility at September 30, 2002 was 4.32% per annum.

        The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of September 30, 2002 the Company was in compliance with all of the provisions of the New Credit Facility.

        As of September 30, 2002, the Company had outstanding (i) $82.7 million in aggregate principal amount of 10 1/2% Notes, (ii) $6.0 million of borrowings and an additional $0.7 million letter credit under the New Credit Facility and (iii) $1.1 million of other long term debt (net of current portion).

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such member's allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the nine months ended September 30, 2002, Resorts made distributions of $4.6 million to its members as compared to $6.0 million during the same period in 2001.

        During the nine months ended September 30, 2002, the Company's principal uses of funds remaining after the aforementioned distributions to the members of Resorts were related to debt service and recurring capital expenditures. Total capital expenditures for the nine months ended September 30, 2002 were $3.0 million.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in the near term will be for recurring capital expenditures and debt service. We believe our capital resources are adequate to meet our obligations including the funding or our debt service and recurring capital expenditures. On November 6, 2002, the Company received $2.4 million from the sale of property at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices are located.

Forward-Looking Statements

        Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has based these forward-looking statements on its current expectations about future events. These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words "may", "could", "should", "would", "believe", "expect", "anticipate", "estimate", "intend", "plan" or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption "Factors that May Affect the Company's Future Results" in Item 1 of our annual report on Form 10-K for the year ended December 31, 2001. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its variable rate debt. The Company evaluates its exposure to this market risk by monitoring interest rates in the marketplace and, effective August 15, 2002, it entered into an interest rate swap agreement to help manage this risk. We do not utilize derivative financial instruments for trading purposes. Other than changes in the amount of variable rate debt from time to time outstanding and the aforementioned interest rate swap agreement, there were no material quantitative changes in the Company's market risk exposure, or how risks were managed, during 2001 or during the nine months ended September 30, 2002.

        Interest differentials resulting from our interest rate swap agreement are recorded on an accrual basis as an adjustment to interest expense. The interest rate swap was matched with our specific fixed-rate debt obligations.

        On August 15, 2002, the Company and Bank of America N.A., entered into a fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which had an original expiration date of February 15, 2005, we received interest at a fixed rate of 3.85% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears. The amounts due under the swap agreement were payable on February 15 and August 15 of each year, beginning February 15, 2003.

        Effective October 9, 2002, the Company and Bank of America, N.A. entered into an agreement to terminate the swap agreement. In consideration of the early termination, Bank of America, N.A. paid the Company $903,070.

        The indebtedness outstanding under the New Credit Facility as of September 30, 2002, representing all of the Company's then outstanding variable rate debt, totaled $6.0 million. As of September 30, 2002, the interest rate on the New Credit Facility was LIBOR plus 2.5%. Under the terms of our New Credit Facility, we may borrow up to $40 million, subject to our compliance with applicable covenants. To the extent we increase the amount of our indebtedness under the New Credit Facility, we will increase our exposure to market risk in the form of fluctuations in interest rates. For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption "Liquidity and Capital Resources."

Item 4. Controls and Procedures

        Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Resorts' and Capital's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Resorts and Capital concluded that the Company's disclosure controls and procedures are effective in timely making known to them by others within the Company material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's Exchange Act filings.

        There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II
OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

          The following exhibits are filed as part of this report.

Exhibit Number	Description
4.1	Interest Rate Swap Agreement, dated as of August 6, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A.
4.2	Termination Agreement of Interest Rate Swap, dated as of October 10, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A.
99.1	Certification of Donald L. Carano
99.2	Certification of Robert M. Jones
99.3	Certification of Gene R. Carano
  (b)
  Reports on Form 8-K

          No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: November 14, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager

Date: November 14, 2002	By:	/s/ ROBERT M. JONES Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: November 14, 2002	By:	/s/ DONALD L. CARANO Donald L. Carano President

Date: November 14, 2002	By:	/s/ GENE R. CARANO Gene R. Carano Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Donald L. Carano, Chief Executive Officer, President and Presiding Manager of the Board of Managers of Eldorado Resorts LLC and President of Eldorado Capital Corp., certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the "registrant");

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager of Eldorado Resorts LLC and President of Eldorado Capital Corp.

CERTIFICATIONS

        I, Robert M. Jones, Chief Financial Officer of Eldorado Resorts LLC, certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the "registrant");

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ ROBERT M. JONES Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC

CERTIFICATIONS

        I, Gene R. Carano, Chief Financial Officer of Eldorado Capital Corp., certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the "registrant");

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  (4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  (6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ GENE R. CARANO Gene R. Carano Chief Financial Officer of Eldorado Capital Corp.

EXHIBIT INDEX

Exhibit Number	Description
4.1	Interest Rate Swap Agreement, dated as of August 6, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A.
4.2	Termination Agreement of Interest Rate Swap, dated as of October 10, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A.
99.1	Certification of Donald L. Carano
99.2	Certification of Robert M. Jones
99.3	Certification of Gene R. Carano

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
ELDORADO RESORTS LLC UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands)
ELDORADO RESORTS LLC UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands)
ELDORADO RESORTS LLC UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (dollars in thousands)
ELDORADO RESORTS LLC UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ELDORADO RESORTS LLC UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX