Form 10-K
period 2002-12-31
ELDORADO RESORTS LLC
filed 2003-03-28
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants: None

        Number of shares of common stock of Eldorado Capital Corp. outstanding at March 27, 2003: 2,500 Shares.

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

        The Company owns and operates the Eldorado Hotel & Casino (the "Eldorado"), a premier hotel/casino and entertainment facility in Reno, Nevada. The Company has established the Eldorado as a luxury destination resort by creating a sophisticated, elegant atmosphere and providing an extraordinary level of personal service and unsurpassed cuisine, a dynamic gaming environment and a wide variety of amenities attractive to multiple market segments. The Eldorado is centrally located in downtown Reno and is easily accessible both to vehicular traffic from Interstate 80, the principal highway linking Reno to its primary visitor markets in northern California, and to pedestrian traffic from nearby casinos. In addition to owning the Eldorado, ELLC owns a 50% interest in a 50/50 joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel/casino located adjacent to the Eldorado. The other partner in the Silver Legacy Joint Venture is a wholly-owned subsidiary of Mandalay Resort Group ("Mandalay").

        In 2000, Resorts acquired a 21.25% interest in Tamarack Junction, a small casino then being constructed in south Reno, which commenced operations September 4, 2001. Tamarack is situated on approximately 22,000 square feet with 5,800 square feet of gaming space which had 243 slot machines at December 31, 2002. Resorts also owns a 19% interest in MindPlay LLC, which is developing a system that, if successfully completed, will permit tracking and surveillance of pit gaming operations. For additional information concerning our interest in these entities and related transactions see "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report and Item 13 of this report.

Business Strategy

        The Company has a broad experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other seven senior executives has in excess of fifteen years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over twenty-five years. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of Resorts.

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

        The Eldorado has a state-of-the-art, real-time customer tracking system which comprehensively tracks its gaming customers throughout the casino. Customers are given an electronically readable card to insert into slot machines and to provide to floor supervisors at table games. The slot machines automatically transmit gaming data to a central computer and floor supervisors manually enter certain data relating to gaming customers which is then computerized. In 2002, the Eldorado enhanced its customer tracking program with the purchase of several computerized gaming tables from MindPlay LLC. This technologically advanced product, along with our slot tracking system, provides data relating to gaming customers' gaming habits, maximum and minimum wagers, the total amount wagered and length of play and assists us in better providing our customers with prompt recognition and complimentaries based on their levels of gaming. In 2002, the Eldorado enhanced the way its customers can redeem earned complimentaries available for redemption throughout the property. This innovation is enhanced by a friendly, knowledgeable staff and a conveniently located promotion center. In addition, "Club Eldorado," the casino's full-service slot club, offers an array of special events and exciting tournaments and convenient ways of earning complimentaries.

        The cost incurred by the Company for advertising in 2002 was $4,035,000 compared with $3,946,000 in 2001.

        Strategic Expansion and Improvements.    Since opening the Eldorado in 1973, the Company has employed a strategy of periodic expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing this strategy, the Company has undertaken a number of improvements over the past five years. In May 1997, the Eldorado opened a state-of-the-art 566-seat showroom which added an entertainment experience that management believes attracts a larger and broader audience of entertainment seekers. The showroom features the only nightly production show of its kind in downtown Reno. In addition, the Company opened a new VIP Lounge in December 1997, offering a relaxing atmosphere, including a complimentary full service bar and VIP room registration for preferred casino customers. In 1998, the Eldorado opened a new slot area across from the property's microbrewery, The Brew Brothers, and a portion of Choices Restaurant was enclosed and remodeled into a 78-seat Asian cuisine restaurant, the Golden Fortune. In December 1999 the Eldorado opened the BuBinga Lounge, a sophisticated intimate nightclub, featuring live music, a dance floor, and two themed bars, all presented in an elegant atmosphere. In 2000, Choices Restaurant was remodeled adding a sushi bar. In December 2000, two retail outlets across from The Brew Brothers were removed and additional slot machines were added. In the first quarter of 2002, the Eldorado began a room renovation project, to be completed in various phases, which is currently expected to be completed in the latter part of 2005.

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

        As of December 31, 2002, the Eldorado offered approximately 84,000 square feet of gaming space, with approximately 1,752 slot machines, 70 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, two keno games and a poker room. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 64% of the Eldorado's total gaming revenues in 2002. A diverse selection of table games and a variety of table limits allow play from a wide range of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

        The interior of the hotel is designed to create a European ambiance and offers 816 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one-bedroom and two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 2002 and 2001, the Eldorado achieved a 89.0% and 89.6% average hotel occupancy rate, respectively, and an Average Daily Rate ("ADR") of approximately $56 in 2002 and $59 in 2001.

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

ELDORADO RESTAURANTS

Dining Venue	Seating Capacity	Description
Roxy	200	•	A Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steak and seafood
		•	Designed by famed restaurant designer Pat Kuleto to feature seven distinct architectural styles
		•	Voted Best French Restaurant by Casino Player magazine in 2002
		•	Voted Best Wine List and Best Martini Bar by Casino Player magazine 2000, 2001 and 2002
		•	Voted Best Gourmet Restaurant by Casino Player magazine 2000
		•	Received Award of Excellence from Wine Spectator 1998, 1999 and 2000
		•	Received prestigious DiRoNa Award 1999 and 2000
La Strada	170	•	Features northern Italian cuisine in an Italian countryside villa setting
		•	Voted Best Italian Restaurant by Casino Player magazine 1999
		•	Recipient of the Wine Spectator Award of Excellence eight of the last ten years
The Brew Brothers	225	•	First microbrewery located in a hotel/casino
		•	Named Best Brewpub in northern Nevada in Nevada magazine's Best of Nevada Poll 2002
		•	Named area's best saloon in Nevada magazine's Best of Nevada Poll 1999, 2000, 2001 and 2002
		•	Named Best Hotel Bar by Casino Player magazine in 2002
		•	Named Best Brewpub in America by Nightclub and Bar magazine 1999
		•	Named Highest Selling Brewpub in North America by the Institute for Brewing Studies 1999
The Prime Rib Grill	185	•	A spirited, lively steak and seafood house specializing in prime rib and grilled entrees
		•	Offers top quality USDA choice cuts of beef and fresh seafood and a "never ending" salad and fruit bar with homemade soups
Chefs' Buffet	600	•	A 220-foot buffet offering a variety of cuisine, including American, Italian, Chinese, Mexican, a pizza station, omelet station and a salad, fruit and ice cream bar
		•	Features specialty nights including a Friday night seafood buffet
		•	Serves food fresh from Eldorado's own bakery, butcher shop, pasta shop and gelato factory
		•	Named Best Casino Buffet by Reno News and Review 2002
		•	Named Best Buffet by Casino Player magazine 2000
Tivoli Gardens	210	•	A 24-hour restaurant with a menu featuring Asian, Italian, Mexican and South American cuisines
		•	Features the Eldorado Coffee Company, where fresh coffee beans are roasted each day for use throughout the hotel and for retail purchase
Choices Express Cafe	227	•	A food court offering a variety of American and Italian specialties and authentic Chinese food along with a sushi bar.
Golden Fortune	78	•	Authentic Hong Kong style cuisine offering 90 specialties in a classic Chinese setting featuring hand blown and stained glass imported from China
		•	Named Best Chinese Restaurant by Casino Player magazine 2001 and 2002

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

        The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,710 guest rooms, including 145 player spa suites and eight penthouse suites. Many of the Silver Legacy's guest rooms feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 2002, the Silver Legacy's casino featured approximately 87,300 square feet of gaming space and contained 2,064 slot machines and 81 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, a keno lounge and a race and sports book. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

        The Silver Legacy's dining options are offered in six venues:

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

        In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include retail shops, exercise facilities, a beauty salon and an outdoor swimming pool and sundeck, as well as a video arcade.

        The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,098 rooms, 20 restaurants and enough parking to accommodate over 6,000 vehicles, and as of December 31, 2002, approximately 5,328 slot machines and 224 table games. The Company's management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

Silver Legacy Joint Venture

        Background.    The Silver Legacy was developed by the Silver Legacy Joint Venture, which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the "Original Joint Venture Agreement"), between ELLC and Galleon, Inc. ("Mandalay Sub"). Under the terms of the Original Joint Venture Agreement, ELLC and Mandalay Sub (each a "Partner" and, together, the "Partners") each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner's "Percentage Interest"). Each of the Partners was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value approximating 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed the land on which Silver Legacy was constructed, at an agreed value of $25 million, and $26.9 million in cash, and Mandalay Sub contributed $51.9 million in cash. In addition, pursuant to the Original Joint Venture Agreement, Mandalay Sub's parent corporation, Mandalay Resort Group, provided certain loans to the Silver Legacy Joint Venture relating to the development and construction of the Silver Legacy (the remaining balance of which was repaid in 1997) and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the "Original Silver Legacy Credit Agreement") to fund the balance of the Silver Legacy's development and construction costs. In return, Mandalay Resort Group received from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing until March 5, 2002.

        On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the "New Joint Venture Agreement"), the terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly-owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the "Silver Legacy Notes"). Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that will amortize over a period of five years and a $20.0 million revolving facility with a five year maturity (the "New Silver Legacy Credit Agreement"), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the New Silver Legacy Credit Agreement. The New Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture. The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the New Silver Legacy Credit Agreement.

        Silver Legacy Joint Venture Agreement.    The following is a summary of the New Joint Venture Agreement. The summary is qualified in its entirety by reference to the New Joint Venture Agreement, a copy of which is incorporated by reference as Exhibit 10.1.2 to this report.

        Additional Capital Contributions.    The New Joint Venture Agreement provides that the Partners shall not be permitted or required to contribute additional capital to the Silver Legacy Joint Venture without the consent of the Partners, which consent may be given or withheld in each Partner's sole and absolute discretion.

        Partnership Distributions.    Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a "Liquidating Event," the Silver Legacy Joint Venture will be required by the New Joint Venture Agreement to make distributions to its Partners as follows:

        (a)  The estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 38.6%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

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

        The Managing Partner.    The New Joint Venture Agreement designates Mandalay Sub as the Silver Legacy Joint Venture's managing partner with responsibility and authority for the day-to-day management of the business affairs of the Silver Legacy Joint Venture, including overseeing the day-to-day operations of Silver Legacy and other Silver Legacy Joint Venture business, preparation of the Silver Legacy Joint Venture's budgets and implementation of the decisions made by the Partners. The managing partner is also responsible for the preparation and submission of the Silver Legacy Joint Venture's annual business plan for review and approval by the Silver Legacy Joint Venture's executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below.

        The New Joint Venture Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the

New Joint Venture Agreement, the general manager may be removed by ELLC or Mandalay Sub upon 30 days written notice. The New Joint Venture Agreement also provides that the managing partner shall appoint the other principal senior management of the Silver Legacy Joint Venture and Silver Legacy, who shall perform such functions, duties, and responsibilities as the managing partner may assign, and shall serve at the direction and pleasure of the managing partner.

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

        In addition, in the event Mandalay Sub resigns as managing partner, ELLC will have the right and option to become the managing partner of the Silver Legacy Joint Venture and assume all the obligations of the managing partner under the New Joint Venture Agreement, or the Partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Silver Legacy Joint Venture. In such event, if the Partners are unable to agree on a manager, then the Silver Legacy Joint Venture shall be dissolved and liquidated in accordance with the provisions of the New Joint Venture Agreement.

        The Executive Committee.    An executive committee of the Silver Legacy Joint Venture is authorized to review, monitor and oversee the performance of the management of the Silver Legacy. The executive committee of the Silver Legacy Joint Venture shall consist of five members, with three members appointed by the managing partner and two members appointed by the other Partner. In the event that neither of the Partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each Partner and a fifth member appointed by a third party manager selected by the Partners. Each Partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are Stephen J. Greathouse, Frank R. Baldwin and Yvette E. Landau, each of whom was appointed by Mandalay Sub, and Robert M. Jones and Gene Carano, each of whom was appointed by ELLC.

        Subject to the requirement of unanimous approval of the Partners for certain actions, the duties of the executive committee include, but are not limited to, (i) reviewing, adjusting, approving, developing, and supervising the Silver Legacy Joint Venture's annual business plan, (ii) reviewing and approving the terms of any loans made to the Silver Legacy Joint Venture, (iii) approving all material purchases, sales, leases or other dispositions of Silver Legacy Joint Venture property, other than in the ordinary course of business, and (iv) approving the appointment of the General Manager, who is the Silver Legacy Joint Venture's Chief Executive Officer, and the Controller, who is the Silver Legacy Joint

Venture's Chief Financial Officer and Accounting Officer, and determining the compensation of the General Manager and the Controller.

        The New Joint Venture Agreement provides special voting procedures for the executive committee's approval of the annual business plan, the appointment of the general manager and the determination of the general manager's compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other Partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either Partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the Partners (the "Accountant") for resolution. The Accountant shall consider the positions of the members of the executive committee and the Partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either Partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the Partners.

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

        Limitation on Partners' Actions.    The New Joint Venture Agreement includes each Partner's covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Silver Legacy Joint Venture interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such Partner, (iv) withdraw or attempt to withdraw from the Silver Legacy Joint Venture, (v) exercise any power under the Nevada Uniform Silver Legacy Joint Venture Act to dissolve the Silver Legacy Joint Venture, (vi) transfer all or any portion of its interest in the Silver Legacy Joint Venture (other than as permitted hereunder), (vii) petition for judicial dissolution of the Silver Legacy Joint Venture, or (viii) demand a return of such Partner's contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the Partners. The New Joint Venture Agreement also provides that if a Partner attempts to (A) cause a partition or (B) withdraw from the Silver Legacy Joint Venture or dissolve the Silver Legacy Joint Venture, or otherwise take any action in breach of its aforementioned agreements, the Silver Legacy Joint Venture shall continue and (1) the breaching Partner shall immediately cease to have the authority to act as a Partner, (2) the other Partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Silver Legacy Joint Venture, (3) the breaching Partner shall be liable in damages, without requirement of a prior accounting, to the Silver Legacy Joint Venture for all costs and liabilities that the Silver Legacy Joint Venture or any Partner may incur as a result of such breach, (4) distributions to the breaching Partner shall be reduced to 75% of the distributions otherwise payable to the breaching Partner and (5) the breaching Partner shall continue to be liable to the Silver Legacy Joint Venture for any obligations of the Silver Legacy Joint Venture pursuant to the New Joint Venture Agreement, and to be jointly and severally liable with the other Partners for any debts and liabilities (whether actual or contingent, known or unknown) of the Silver Legacy Joint Venture existing at the time the breaching Partner withdraws or dissolves.

        Buy-Sell Provision.    At any time on or after July 1, 2005 either Partner (provided such Partner is not in default of any of the provisions of the New Joint Venture Agreement) may make an offer to purchase ("Offer") the interest of the other Partner, which will constitute an irrevocable offer by the Partner giving the Offer either to (i) purchase all, but not less than all, of the interest of the Silver Legacy Joint Venture of the other Partner free of liens and encumbrances for the amount specified in the Offer (the "Sales Price"), or (ii) sell all, but not less than all, of its interest in the Silver Legacy Joint Venture free of liens and encumbrances to the other Partner for the amount specified in the Offer (the "Purchase Price"). The Partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering Partner sell its interest to the other Partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Silver Legacy Joint Venture interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Silver Legacy Joint Venture is a party, the Partner purchasing the Silver Legacy Joint Venture interest (the "Purchasing Partner") shall be entitled to encumber the Silver Legacy Joint Venture property in order to finance the purchase, provided that the other Partner (the "Selling Partner") will have no liability, contingent or otherwise, under such financing. The Purchasing Partner may assign all or part of its right to purchase the Silver Legacy Joint Venture interest of the Selling Partner to an affiliate of the Purchasing Partner, provided that no such assignment relieves the Purchasing Partner of its obligations in the event of a default by the affiliate.

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

        The New Joint Venture Agreement also includes the Partners' agreement that the Silver Legacy Joint Venture shall not dissolve prior to the occurrence of a Liquidating Event, notwithstanding any provision of the Nevada Uniform Silver Legacy Joint Venture Act to the contrary. If it is determined by a court of competent jurisdiction that the Silver Legacy Joint Venture has dissolved prior to the occurrence of a Liquidating Event, the Partners have agreed to continue the business of the Silver Legacy Joint Venture without a winding up or liquidation.

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

Reno Market

        The Reno market, one of the larger gaming markets in the United States, generated approximately $900 million of gaming revenues in 2002. As of December 31, 2002, the Reno market featured approximately 16,049 hotel rooms, 23,534 slot machines and 680 table games. For the twelve months ended December 31, 2002, the Reno market had an estimated 75.2% average hotel occupancy rate.

        Reno is the second largest metropolitan area in Nevada, with a population of approximately 348,000 according to the most recently available U. S. census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts "drive-in" visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features numerous national forests, mountains and lakes (including Lake Tahoe) and offers outstanding year-round opportunities for outdoor activities of all types. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno's annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the "Visitors Authority") and the Nevada Commission on Tourism, the greater Reno area attracted an estimated 4.9 million visitors for the twelve months ended June 30, 2002 compared to 5.2 million for the same period in 2001.

        Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks which run between Reno's downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities.

Construction on this project is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. This project is expected to be finished in 2005. At this time, we cannot determine the effect of these projects on our operations, particularly during their construction periods.

        The following table sets forth certain statistical information for the Reno market for the years 1998 through 2002 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

The Reno Market

	1998	1999	2000	2001	2002
Gaming Revenues (000's)(1)	$929,844	$968,531	$1,026,700	$961,664	$917,005
Gaming Positions(2)(3)	30,816	30,526	30,951	27,712	27,872
Hotel Rooms(2)	15,271	15,957	16,515	15,459	16,049
Average Hotel Occupancy Rate(1)	79.1%	78.8%	78.3%	76.9%	75.2%
Visitors(4)	5,121,693	5,051,101	5,185,393	5,164,474	4,885,510

(1)
For the twelve months ended December 31 for each period shown.

(2)
As of December 31 for each period shown.

(3)
Calculated from information provided by the Nevada State Gaming Control Board.

(4)
For the twelve months ended June 30 for each period shown.

        The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") two of every three years through 2009 and is expected to host many other tournaments for other bowling organizations. The National Bowling Stadium was the site of the WIBC's National Championship Bowling Tournament in 1997 and 2000 and has been selected as the site of that tournament in 2003, 2006 and 2009. The National Bowling Stadium was the site of the ABC's National Championship Bowling Tournament in 1998 and 2001 has been selected as the site of that tournament in 2004 and 2007. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, nightclub and retail space and can be configured to host special events and conventions.

        At December 31, 2002, nine scheduled airlines and a number of other charter airlines were providing daily departures on 74 flights between Reno and approximately 16 North American cities, providing outbound available seats for more than 9,012 people daily. The primary user of the airport is Southwest Airlines, with approximately 41 daily flights as of December 31, 2002. The Eldorado and the Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

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

        The Company competes for customers primarily on the basis of locations, range and pricing of amenities and overall atmosphere. Of the 35 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel-casinos that, like the Eldorado, each generate at least $36 million in annual gaming revenues, including the Silver Legacy. Although no hotel-casino projects are currently under construction in the Reno area, we cannot predict the extent to which new projects will be undertaken or the extent to which current hotel space may be expanded in the near future. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno's current room base or gaming capacity will not adversely affect our financial condition or results of operations. The Company also competes with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, the Company believes that the Eldorado's success is influenced to some degree by the success of the Lake Tahoe market. While the Company does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tour destination areas in the foreseeable future, any such decline could adversely affect our operation.

        Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in ten states and casino gaming on Native American-owned land is legal in at least 29 states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting. The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. The Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on its operations depending on the nature, location, and scope of those operations.

        On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities. Additionally, numerous tribes have announced that they intend to open gaming facilities. There are approximately 107 federally recognized Native American tribes in California. In order to conduct gaming operations in California, a Native American tribe must enter into a compact with the state. As of December 31, 2002, the State of California had entered into compacts with approximately 61 tribes. Each Native American tribe in California is limited to a maximum of 2,000 slot machines and there may not be more than two gaming facilities on any one reservation. Under the Governor of California's interpretation of the compacts, all Native American tribes in California are permitted to operate a total of approximately 45,000 slot machines. However, there remains substantial uncertainty as to the total number of slot machines authorized by the compacts and it is possible that the approximately 45,000-machine limit will increase, and, if so, the increase may be substantial. The 20-year compacts have a one-time negotiation clause that must be executed in 2003. While the tribes are not required to renegotiate their compacts, approximately 21 tribes are expected to begin negotiations with the Governor of California beginning in March 2003 in an effort to obtain the right to operate more slot machines than the current maximum allowance per tribe of 2,000. In addition to allowing the expansion of slot machines, the compacts allow for the expansion of other casino-style games, including blackjack and poker. Most existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including: (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento and (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento.

        In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California, including two which have entered into development and management agreements with established gaming operators. Station Casinos, Inc. has entered into agreements with the United Auburn Indian Community to develop and manage Thunder Valley Casino, a gaming and entertainment facility being constructed on a 49-acre site approximately 21 miles northeast of Sacramento. Station Casinos, Inc. has announced that Thunder Valley Casino is anticipated to offer between 1,250 and 2,000 slot machines and 100 table games, dining and entertainment amenities, and parking for 3,000 vehicles. Construction is reported to have commenced in October 2002 with the property to be completed in phases, including an anticipated opening of the casino in the June or July 2003. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one hour drive of San Francisco or Sacramento.

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

Other Laws and Regulations

        The sale of alcoholic beverages at the Eldorado is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

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

        The possibility exists that additional contamination, as yet unknown, may exist at the Eldorado or Silver Legacy. In all cases, however, the Company believes that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. The Company does not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations.

        The Company has expended approximately $740,000 in connection with environmental matters from January 1, 1993 through December 31, 2002, of which approximately $1,990 was expended during 2002 and approximately $225 was expended in 2001.

Employees

        As of December 31, 2002, the Company had 2,110 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

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

  •
  As described under "Competition," in this Item 1, the Eldorado and Silver Legacy operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and northwest United States, could negatively affect future operating results.

  •
  As discussed under "Nevada Regulation and Licensing" in this Item 1, the Eldorado's and the Silver Legacy's gaming operations are highly regulated by governmental authorities in Nevada, and our future operations may be significantly impacted by this regulation.

  •
  Changes in applicable gaming, tax or other laws or regulations could have a significant effect on the operations of the Eldorado and Silver Legacy. As a result of federal legislation passed in 1996, the National Gambling Impact Study Commission conducted a two-year study of the gaming industry in the United States and has reported its findings and recommendations to Congress. It is possible that this report may result in additional regulation and taxation of the gaming industry.

  •
  The Eldorado's and Silver Legacy's operations are affected by changes in general economic and market conditions nationally as well as such conditions in the Reno area where the Eldorado's and Silver Legacy's operations are conducted and in those areas where their customers live, including California.

  •
  Any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001 could adversely affect the operations of the Eldorado and Silver Legacy.

  •
  United States military action in Iraq, or increased security concerns or terrorist activity resulting therefrom could adversely affect our operations.

  •
  The highway between Reno and northern California, where a large number of the Eldorado's and Silver Legacy's customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

  •
  Because all of the operations of the Eldorado and Silver Legacy are in Reno, the Company is subject to greater risk than a gaming company that is geographically diversified. Any economic, weather or other conditions which adversely impact gaming operations in the Reno area will impact all of the operations of the Eldorado and Silver Legacy.

  •
  Construction relating to two recently approved public works projects in the downtown Reno area to lower the train tracks and build a downtown special events center could disrupt the downtown area during construction and impact the operations of the Eldorado and Silver Legacy.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws, affecting the gaming industry, including a federal gaming tax.

  •
  The Company believes that its recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on the Eldorado's operating results and the operating results of the Silver Legacy.

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

  •
  There is intense competition to attract and retain management and key employees in the gaming industry. The Eldorado's business or the business of the Silver Legacy could be adversely affected in the event of the inability to recruit or retain key personnel.

Item 2. Properties.

        The Company's executive offices are located inside the Eldorado, which is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. The Company owns the entire parcel, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2002 totaled approximately $638,000. Substantially all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's revolving credit facility (the "New Credit Facility"). The New Credit Facility provided for a revolving credit facility of $40.0 million as of December 31, 2002 and, by its terms, the facility reduces by $1.6 million on March 31, 2003 and the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. At December 31, 2002, the indebtedness outstanding under the New Credit Facility was $1.0 million. At that date the Company also had pledged a letter of credit in the amount of $685,000 which reduced the credit available under the New Credit Facility by the amount of the pledged letter of credit. The New Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property referred to below, all related personal property, substantially all other assets of the Company and a pledge of the Company's interest in ELLC. In addition, Capital has guaranteed Resorts' obligations under the New Credit Facility.

        The Company owns approximately 90 acres of land located in Verdi, Nevada (the "Verdi Land"). The New Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures relating to the Verdi Land.

        The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 2002, this property was subject to an encumbrance securing the repayment of indebtedness of $1,293,000 in addition to the aforementioned second deed of trust securing the Company's indebtedness under the New Credit Facility.

        The Company and Mandalay each owns a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy. As of December 31, 2002, this property was not subject to any encumbrances.

        The Company's 96% owned subsidiary, ELLC, owns a 50% joint venture interest in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. Reference is made to the information appearing under the headings "Silver Legacy Resort Casino" and "Silver Legacy Joint Venture-Background" in Item 1 of this report, which information is hereby incorporated in this Item 2 by this reference. At December 31, 2002, the Silver Legacy was subject to encumbrances securing repayment of indebtedness in the aggregate principal amount of $169.0 million.

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

PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.

        There is no established public trading market for (i) Resorts' outstanding membership interests which were owned of record by three entities, two individuals and various trusts for the benefit of members of the Carano family as of December 31, 2002, or (ii) the common stock of Capital, which is a wholly-owned subsidiary of Resorts. See Item 12 of this report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not (and its predecessor, the Predecessor Partnership, was not) subject to Federal income tax liability. Because the Company's holders of membership interests are (and the Predecessor Partnership's partners were) required to include their respective shares of Resorts or the Predecessor Partnership's taxable income in their individual income tax returns, Resorts and the Predecessor Partnership have made distributions to their members and partners to cover such tax liabilities. Distributions for 2002 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Distributions by Resorts to its members aggregated $4.6 million and $6.0 million for 2002 and 2001, respectively, all of which was for income taxes.

        References made to the information appearing under the caption "Equity Compensation Plans" in Item 12 of this report, which is incorporated in this Item 5 by this reference.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Income Data:
Operating revenues:
Casino	$94,355	$97,726	$113,613	$112,967	$104,441
Food, beverage and entertainment	44,603	46,428	50,806	48,125	44,330
Hotel	16,372	17,427	18,005	17,824	18,142
Other	5,398	5,334	5,508	5,959	6,698

	160,728	166,915	187,932	184,875	173,611
Less promotional allowances	(17,866)	(17,592)	(17,612)	(16,483)	(15,296)

Net operating revenues	142,862	149,323	170,320	168,392	158,315

Operating expenses:
Casino	49,032	50,172	53,112	51,153	47,575
Food, beverage and entertainment	31,077	32,040	34,791	33,236	33,017
Hotel	6,839	7,465	8,005	7,412	7,611
Other	2,091	1,928	3,151	4,013	3,881
Selling, general and administrative(2)	27,704	29,079	32,139	31,103	29,745
Depreciation	11,798	12,957	13,439	13,652	13,718

Total operating expenses	128,541	133,641	144,637	140,569	135,547

Equity in income of unconsolidated affiliates(1)	8,967	10,412	11,935	2,881	—

Operating income	23,288	26,094	37,618	30,704	22,768

Other income (expense):
Equity in loss of unconsolidated affiliate(3)	(355)	(207)	—	—	—
Interest rate swap income	1,076	—	—	—	—
Gain (Loss) on investments	—	(225)	60	2,327	—
Interest expense, net.	(10,204)	(11,810)	(13,016)	(12,153)	(13,151)

Total other income (expense)	(9,483)	(12,242)	(12,956)	(9,826)	(13,151)

Income before minority interest	13,805	13,852	24,662	20,878	9,617
Minority interest(4)	(319)	(403)	(455)	(110)	—

Net income(5)	$13,486	$13,449	$24,207	$20,768	$9,617

Other Data:
Net cash provided by (used in):
Operating activities	$17,571	$15,979	$27,667	$35,057	$23,122
Investing activities	13,398	(5,795)	(7,248)	(8,633)	(5,484)
Financing activities	(32,744)	(9,641)	(20,057)	(25,506)	(15,920)
Capital expenditures	4,861	6,364	7,763	7,830	5,665
Operating Data(6):
Number of hotel rooms(7)	816	816	816	816	816
Average hotel occupancy rate(7)	89.0%	89.6%	91.7%	91.9%	92.8%
Casino square footage(7)	84,000	84,000	84,000	84,000	84,000
Number of slot machines(7)	1,752	1,826	1,947	1,880	1,871
Number of table games(7)	70	78	78	78	79

	At December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,135	$9,910	$9,367	$9,005	$8,087
Total assets	217,644	237,461	235,725	231,778	231,258
Total debt	85,210	113,482	117,031	128,978	124,884
Members' equity (8)	111,095	102,204	94,751	79,777	87,486

See footnotes to Selected Consolidated Financial Data which appear on the next page.

Footnotes to Selected Consolidated Financial Data

(1)
Equity in income of unconsolidated affiliates represents ELLC's 50% joint venture interest in the Silver Legacy Joint Venture and Resorts' 21.25% interest in Tamarack.

(2)
Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $48,000, $1.2 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts then entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 2002, 2001 and 2000 of $1.7 million, $3.0 million and $4.0 million, respectively.

(3)
Equity in loss of unconsolidated affiliate represents Resorts' 19% interest in MindPlay.

(4)
Minority interest represents the minority partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by Resorts' equityholders and is approximately 4%.

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

(6)
Excludes the operating data of the Silver Legacy and Tamarack.

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

Critical Accounting Policies

        Our discussion and analysis of our results of operations and financial condition that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Property and Equipment and Other Long-Lived Assets

        Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. At December 31, 2002, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Reserve for Uncollectible Accounts Receivable

        We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self Insurance Reserves

        The Eldorado is self insured for our group health and workmens' compensation programs. We utilize historical claims information provided by our third party administrators to make estimates for known pending claims as well as claims that have been incurred, but not reported as of the balance sheet date. In order to mitigate our potential exposure, we have an individual claim stop loss policy on our group health claims and an aggregate stop loss policy on our workmens' compensation claims. If we become aware of significant claims or material changes affecting our estimates, we would increase our reserves in the period in which we made such a determination and record the additional expense.

Recent Developments

        A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. The United Auburn Indian Community ("UAIC") has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open in June or July 2003. Based on its size and proximity, we believe the opening of this new facility will impact our operations. While we cannot predict the extent of the potential impact, it could be significant.

        Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks which run between Reno's downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. This project is expected to be finished in 2005. At this time, we cannot determine the effect of these projects on our operations, particularly during their construction periods.

        The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

Year Ended December 31, 2002 Compared to
Year Ended December 31, 2001

Net Revenues

        Net revenues decreased by approximately $6.5 million, or 4.3%, to $142.9 million for the year ended December 31, 2002 compared to $149.3 million for the year ended December 31, 2001. The decrease in net revenues resulted from decreases in casino revenues, food, beverage and entertainment revenues and hotel revenues. The Company's management believes that revenues have been negatively impacted due to increased competition from Native American casinos in northern California and a weak California economy. The absence in 2002 of the American Bowling Congress National Championship, that began in February and ended in June 2001, also negatively impacted our mid-week business levels as compared to the prior year. The Company enhanced its "Club Eldorado" program on July 1, 2002, allowing customers to view earned complimentaries at kiosks throughout the property and offer discounts at the showroom and food outlets. Management feels the enhanced program has provided additional customer loyalty and has added to its customer base. Since implementation, net revenues have remained relatively consistent with the prior year.

        Casino revenues decreased by 3.4% to $94.4 million for the year ended December 31, 2002, compared to $97.7 million for the year ended December 31, 2001. The decrease in casino revenues was primarily due to lower slot revenue as a result of decreased slot volume partially offset by increased table games revenue due to a higher games hold percentage for the year ended December 31, 2002 as compared to 2001.

        Food, beverage and entertainment revenues decreased by approximately $1.8 million, or 3.9%, to $44.6 million for the year ended December 31, 2002 compared to $46.4 million in 2001. The decrease was primarily due to lower showroom occupancy and lower restaurant customer counts in the 2002 period.

        Hotel revenues decreased to $16.4 million for the year ended December 31, 2002 from $17.4 million for the year ended December 31, 2001, a decrease of approximately 6.1%. This decrease is attributable to the Eldorado's average daily rate ("ADR") and hotel occupancy decreasing to approximately $56 and 89%, respectively, in the 2002 period as compared to approximately $59 and 90%, respectively, in 2001. The hotel occupancy decrease was partly due to an energy conservation retrofit of our hotel rooms, completed in March 2002, which reduced the number of available room nights in the first quarter by approximately 3,300. Had some of these room nights been available on select weekends, the hotel would have been at capacity on these weekends. Also contributing to the decrease in the Company's hotel occupancy and average daily rate was the absence in 2002 of the American Bowling Congress National Championship Bowling Tournament that was held in 2001 beginning in February and ending in June.

        Other revenues increased slightly to $5.4 million for the year ended December 31, 2002 as compared to $5.3 million in 2001.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.9% in 2002 compared to 18.0% in 2001.

Operating Expenses

        The Company's operating expenses decreased by 3.8% to $128.5 million for the year ended December 31, 2002 from $133.6 million for the year ended December 31, 2001. This decrease is mainly attributable to decreased casino, food, beverage, entertainment, hotel and selling, general and administrative expenses. Payroll expenditures were lower for the year ended December 31, 2002, reflecting staff reductions implemented in September 2001 as a result of reduced business levels following the September 11 terrorist attacks.

        Casino expenses decreased by 2.3% to $49.0 million for the year ended December 31, 2002 from $50.2 million for the year ended December 31, 2001. The decrease is due to reductions in our charter bus program and payroll expenditures partially offset by an increase in promotional expenses in part related to enhancing the "Club Eldorado" program.

        Food, beverage and entertainment expenses decreased by approximately $1.0 million, or 3.0%, to $31.1 million for the year ended December 31, 2002 from $32.0 million for the year ended December 31, 2001. The decrease is primarily a result of a decrease in payroll expenditures, entertainment professional services and lower food cost of sales.

        Hotel expenses decreased by 8.4%, or $0.6 million, to $6.8 million for the year ended December 31, 2002 from $7.5 million for the year ended December 31, 2001 due to decreases in payroll expenditures and overall hotel operating expenses.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses and management fees decreased by 4.7% to $27.7 million for the year ended December 31, 2002 from $29.1 million during the same period in 2001. The decrease was primarily due to decreases in payroll expenditures and management fees in the 2002 period.

Depreciation

        Depreciation decreased to $11.8 million for the year ended December 31, 2002 compared to $13.0 million in 2001, a decrease of $1.2 million, or 8.9%, due to some assets becoming fully depreciated.

Equity in Income of Unconsolidated Affiliates

        Earnings from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations on September 4, 2001), for the year ended December 31, 2002 were $9.0 million as compared to $10.4 million for the same period in 2001, a decrease of approximately $1.4 million, or 13.9%. Equity in income of the Silver Legacy Joint Venture decreased approximately $2.2 million for year ended December 31, 2002 compared to 2001. Equity in income in Tamarack increased approximately $0.7 million for the year ended December 31, 2002 compared to 2001. The 2001 earnings reflect a $103,000 loss from Tamarack due to the write-off of pre-opening expenses.

Other Income (Expense)

        Other income (expense) is comprised of interest expense, loss on investments, equity in loss of unconsolidated affiliate, and interest rate swap income. Interest expense is net of capitalized interest, interest income, and the gain on repurchase of bonds, net of unamortized bond fees. For the year ended December 31, 2002, interest expense decreased by approximately $1.6 million, or 13.6%, to $10.2 million for the year ended December 31, 2002 compared to $11.8 million for the same period in 2001 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate in 2002 as compared to 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million, $2.0 million and $5.2 million principal amount of its 10 1/2% Notes on the open market in October 2001, June 2002 and August 2002, respectively. The Company recognized interest rate swap income of $1.1 million and equity in loss of its unconsolidated affiliate of $0.4 million for the year ended December 31, 2002. The Company capitalized interest of approximately $103,000 for the year ended December 31, 2002 compared to approximately $132,000 in 2001.

Net Income

        As a result of the factors described above, net income for the year ended December 31, 2002 increased by 0.3% to $13.5 million compared to a net income of $13.4 million in 2001.

Year Ended December 31, 2001 Compared to
Year Ended December 31, 2000

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

Net Revenues

        Net revenues decreased by approximately $20.9 million, or 12.3%, to $149.3 million for the year ended December 31, 2001 compared to $170.3 million for the year ended December 31, 2000. The decrease in net revenues resulted from decreases in casino revenues, food, beverage and entertainment revenues and hotel revenues.

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

        Hotel revenues decreased to $17.4 million for the year ended December 31, 2001 from $18.0 million for the year ended December 31, 2000, a decrease of 3.2%. This decrease is attributable to a decrease in hotel occupancy to approximately 90% for the year ended December 31, 2001 compared to 92% for the same period in 2000. The Company's average daily rate ("ADR") remained comparable at approximately $59 for the years ended December 31, 2001 and 2000. The hotel occupancy decrease was partly due to remodeling of hotel rooms in 2001 which put nearly 3,100 available room nights out of order. Had some of these room nights been available on select weekends, the hotel would have been at capacity on these weekends. There was also an overall decline in hotel occupancy in the Reno market, partly due to the events of September 11, which was also felt at the Eldorado, particularly during the weeks immediately following September 11.

        Other revenues decreased slightly to $5.3 million for year ended December 31, 2001 as compared to $5.5 million in 2000. The decrease is attributable to lower revenues in retail sales.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.0% in 2001 compared to 15.5% in 2000.

Operating Expenses

        The Company's operating expenses decreased by 7.6% to $133.6 million for the year ended December 31, 2001, from $144.6 million for the year ended December 31, 2000. This decrease is mainly attributable to decreased casino, food, beverage and entertainment and selling, general and administrative expenses.

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

Equity in Income of Unconsolidated Affiliates

        Earnings from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack (which commenced operations on September 4, 2001), for the year ended December 31, 2001 were $10.4 million as compared to $11.9 million for the same period in 2000, a decrease of approximately $1.5 million, or 12.8%. The 2001 earnings reflect a $103,000 loss from Tamarack due to the write-off of pre-opening expenses.

Other Income (Expense)

        Other income (expense) is comprised of interest expense, loss on investments, equity in loss of unconsolidated affiliate, and interest rate swap income. Interest expense is net of capitalized interest, interest income, and the gain on repurchase of bonds, net of unamortized bond fees. For the year ended December 31, 2001, interest expense decreased by approximately $1.2 million, or 9.3%, to $11.8 million for the year ended December 31, 2001 compared to $13.0 million for the same period in 2000 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate in 2001 as compared to 2000. In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. The Company recognized a loss on investment of $0.2 million and equity in loss of its unconsolidated affiliate of $0.2 million for the year ended December 31, 2001. The Company capitalized interest of approximately $132,000 for the year ended December 31, 2001 compared to $105,000 during 2000.

Net Income

        As a result of the factors described above, net income for the year ended December 31, 2001 decreased by 44.4% to $13.4 million compared to a net income of $24.2 million in 2000.

Corporate Expenses/Management Fees

        The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $48,000, $1.2 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Due to a downturn in economic conditions, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. relinquished part of their management fees in 2001 and most of their management fees in 2002. Absent this relinquishment of fees, the amounts payable to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. for 2002 would have totaled approximately $709,000. Although not legally obligated to do so, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. have indicated their willingness, absent an improvement in economic conditions, to relinquish a similar amount of their management fees for 2003. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended December 31, 2002, 2001 and 2000 of $1.7 million, $3.0 million and $4.0 million, respectively.

Seasonality

        Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results occurring in the third quarter of each year and the weakest results occurring during the period from November through February. Such variations occur when weather conditions have made travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 2002, 2001 and 2000.

	2002	2001	2000
First quarter	22.6%	23.2%	23.2%
Second quarter	25.4%	26.7%	25.9%
Third quarter	28.9%	27.7%	28.9%
Fourth quarter	23.1%	22.4%	22.0%

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. Net cash provided by operating activities was $17.6 million for the year ended December 31, 2002 compared to $16.0 million for the prior year.

        At December 31, 2002, the Company had $8.1 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letters of credit, it had approximately $38.3 million available pursuant to its New Credit Facility (as defined below) all of which could be utilized under the most restrictive of our loan covenants. The net proceeds of the offering by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes (the "Offering") were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The effective rate of interest on borrowings under the New Credit Facility at December 31, 2002 was 5.5% per annum. The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 2002 the Company was in compliance with all provisions of the New Credit Facility.

        As of December 31, 2002, the Company had outstanding (i) $82.7 million in aggregate principal amount of the 10 1/2% Notes, (ii) $1.0 million of borrowings and an additional $0.7 million of letter of credit under the New Credit Facility and (iii) $1.0 million of other long term debt (net of current portion).

        Cash provided by investing activities for the year ended December 31, 2002 was $13.4 million compared to cash used in investing activities of $5.8 million for the year ended December 31, 2001. In 2002, cash provided by investing activities related primarily to distributions from unconsolidated affiliates offset slightly by capital expenditures relating to slot purchases, our hotel remodeling, and various equipment purchases. Distributions from unconsolidated affiliates increased $12.2 million to $16.8 million for the year ended December 31, 2002 compared to $4.6 million in 2001 due to a special distribution of $10.0 million to ELLC at the time of issuance of the Silver Legacy Notes. The Silver Legacy Joint Venture also made prior year tax distributions to ELLC in 2002 in the aggregate amount of $3.8 million. On November 6, 2002, the Company received $2.4 million from the sale of property at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices were located. Capital spending for the year ended December 31, 2002 decreased $1.5 million to $4.9 million compared to $6.4 million for the year ended December 31, 2001 mainly due to a decreased capital budget in 2002.

        Cash used in financing activities was $32.7 million for the year ended December 31, 2002, compared to $9.6 million for the year ended December 31, 2001. The Company purchased $7.2 million of its 10 1/2% Notes and made principal payments of $20.8 million on the New Credit Facility in 2002.

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members' allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the year ended December 31, 2002, Resorts made distributions of $4.6 million to its members as compared with distributions of $6.0 million during 2001, all of which was for income taxes.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in 2003 will be for hotel remodeling ($3.6 million), new slot machines ($4.2 million), recurring capital expenditures (estimated at approximately $2.5 million) and debt service. The total amount budgeted for the hotel remodeling is $12.0 million of which $2.2 million had been incurred as of December 31, 2002. Because this projected is budgeted over a period of several years, the total cost could exceed the budgeted cost. In January 2003, the Company purchased $7.9 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $8.0 million under its New Credit Facility to facilitate the purchase. We believe our capital resources are adequate to meet our obligations including the funding of our debt service and recurring capital expenditures. The Company has placed on the market for sale its 90 acres of land located in Verdi, Nevada.

        In July 2002, the Company renewed its property and general and liability insurance policies which included a change to its previous earthquake coverage. Under the new policy, the Eldorado and our partner, the Silver Legacy, have combined earthquake coverage of $400 million. In the event that an earthquake causes damage to only the Eldorado's property, the Eldorado is eligible to receive up to $400 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Eldorado is entitled to receive, to the extent of any replacement cost incurred, up to $192 million of the coverage amount and up to the portion of the other $208 million, if any, remaining after satisfaction of the Silver Legacy's claim. In addition, our new insurance policy excludes terrorism coverage in excess of $100,000.

Contractual Commitments

        The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases, as of December 31, 2002.

	Payment Due by Period (In Thousands)
Type of Contractual Obligation
	2003	2004	2005	2006	Total
Long-Term Debt Instruments	$344	$355	$373	$83,963	$85,035
Capital Leases	112	63	0	0	175
Operating Leases	635	426	150	77	1,288

Total	$1,091	$844	$523	$84,040	$86,498

        The repayment of our long-term debt, which consists of our indebtedness under the New Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurence of an event of default under the New Credit Facility or the indenture relating to the Notes.

        We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. We expect to spend approximately $3.6 million in 2003 on the hotel room remodel and $4.2 million on new slot machines.

        At December 31, 2002, we had outstanding a letter of credit in the amount of $685,000 which reduced by that amount the available borrowing capacity otherwise then available under the New Credit Facility. The Company guarantees 54.28% of a $1.25 million working capital line for MindPlay LLC. The line matures on December 31, 2003 and is not reflected on our consolidated balance sheets.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS No. 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. This statement is effective for the Company's 2003 fiscal year and early adoption is permitted. In May 2002, the Company adopted this statement and classified its fiscal 2002 gain on repurchase of bonds, net of unamortized bond fees, of $50,500 as a component of interest expense. The Company also reclassified its fiscal 2001 extraordinary gain on repurchase of bonds, net of unamortized bond fees, of $343,000 as a component of interest expense

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this statement will not have a material impact on its financial condition or results of operation.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities". Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interests acquired before February 1, 2003, must follow the new rules in account periods beginning after June 15, 2003.

The Company has not yet evaluated the impact FIN 46 is expected to have on the Company's financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The interest rate on a portion of the Company's debt ($1.0 million at December 31, 2002) is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor. The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and it has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during the years ended December 31, 2002 and 2001 other than as discussed below.

        On August 15, 2002, the Company and Bank of America N.A., entered into a fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which had an original expiration date of February 15, 2005, we received interest at a fixed rate of 3.85% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears. The amounts due under the swap agreement were payable on February 15 and August 15 of each year, beginning February 15, 2003. Effective October 9, 2002, the Company and Bank of America, N.A. entered into an agreement to terminate this swap agreement. In consideration of the early termination, Bank of America, N.A. paid the Company $903,070.

        On November 12, 2002, the Company and Bank of America N.A., entered into a fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which has an original expiration date of August 15, 2006, we received interest at a fixed rate of 3.44% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears. The amounts due under the swap agreement were payable on February 15 and August 15 of each year, beginning February 15, 2003. Effective February 12, 2003, the Company and Bank of America, N.A. entered into an agreement to terminate this swap agreement. In consideration of the early termination, Bank of America, N.A. paid the Company $10,000.

        The following table provides information as of December 31, 2002 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted- average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Years ending December 31, (in thousands)
	2003	2004	2005	2006	Total
10 1/2% Senior Subordinated Notes	$—	$—	$—	$82,695	$82,695
Fixed interest rate	—	—	—	10.5%	10.5%
New Credit Facility	$—	$—	$—	$1,000	$1,000
Notes payable to individuals	$344	$355	$373	$268	$1,340
Variable average interest rate	8.74%	8.89%	9.00%	6.04%	7.34%

Item 8. Financial Statements and Supplementary Data.

        Reference is made to the reports of Deloitte & Touche LLP and Arthur Andersen LLP, dated March 7, 2003 and March 5, 2002, respectively, and the consolidated financial statements of Eldorado Resorts LLC appearing on pages 61 through 83 of this report and the reports of Deloitte & Touche LLP and Arthur Andersen LLP, dated February 25, 2003 and February 8, 2002, respectively, and the consolidated financial statements of Circus and Eldorado Joint Venture appearing on pages 84 through 101, which are incorporated in this Item 8 by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrants.

        Resorts is overseen by its Board of Managers, which currently consists of four Board Members. The initial Board Members designated in the Operating Agreement are Donald Carano, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. In September 1996, the Members elected Leslie Stone Heisz as an additional Board Member. Each corporation that serves as a Board Member must select a corporate officer as its representative. Recreational Enterprises, Inc. has selected Gary Carano as its representative and Hotel Casino Management, Inc. has selected Raymond J. Poncia, Jr. as its representative and each has served in such capacity since 1996. A corporation which is a Board Member may change its representative at any time by providing notice to Resorts. The Operating Agreement provides that the Board of Managers will consist of at least three, but not more than seven, Board Members, as determined by a majority of the Board of Managers.

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

Board Members and Executive Officers

Name	Age	Position(s)
Donald L. Carano	71	Presiding Board Member, Chief Executive Officer and President of Resorts; President and Director of Capital
Robert M. Jones	60	Chief Financial Officer of Resorts
Gene R. Carano	47	Vice President and Secretary of Resorts and Assistant General Manager of the Eldorado; Treasurer of Capital
Gregg R. Carano	43	Vice President of Resorts and General Manager of the Eldorado; Director of Capital
Gary L. Carano	50	Board Member—Appointed by Recreational Enterprises, Inc. as its corporate representative
Raymond J. Poncia, Jr.	69	Board Member—Appointed by Hotel Casino Management, Inc. as its corporate representative; Director of Capital
Leslie Stone Heisz	42	Board Member

Name	Age	Significant Employees Position(s)
Robert B. MacKay	55	Director of Administration of the Eldorado
Robert B. Mouchou	47	Vice President of Operations of the Eldorado
Rick W. Murdock	47	Vice President of Sales and Casino Marketing of the Eldorado
Rhonda B. Carano	49	Vice President of Advertising and Public Relations of the Eldorado

        Donald L. Carano.    Mr. Carano has served as Chief Executive Officer of, and has owned a controlling interest in, Resorts or its predecessor since 1973 and has served as President and a director of Capital since its incorporation in 1996. Previously, he was an attorney with the firm of McDonald Carano Wilson LLP, with which he maintains an "of counsel" relationship. Mr. Carano has been involved in the gaming industry and has been a licensed casino operator since 1969. Mr. Carano's commitment to the development and promotion of tourism in Reno has earned him several awards, including the Nevada Food and Beverage Directors Association Man-of-the-Year Award, the American Lung Association 1993 Distinguished Community Service Award and the 1992 Hotelier of the Year Award. Also, since 1984, Mr. Carano has been the Chief Executive Officer of the Ferrari Carano Winery. He is the father of Gary, Gene, Glenn and Gregg Carano and is married to Rhonda Carano.

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

        Gene R. Carano.    Mr. Carano has served as Assistant General Manager of the Eldorado since July 2002. From 1998 to June 2002, he served as General Manager of the Eldorado and served as Vice President of Resorts or its predecessor since 1993 and has been Secretary of Resorts since June 1996. Mr. Carano has served as Treasurer of Capital since its incorporation in 1996. From 1993 until 1998 he served as a Co-General Manager of the Eldorado. From 1986 to 1993, Mr. Carano served as the Eldorado's Director of Gaming. Prior to joining the Eldorado, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss. Mr. Carano studied Business Management and Hotel Administration at Utah State University and the University of Nevada, Las Vegas.

        Gregg R. Carano.    Mr. Carano has served as General Manager of the Eldorado since July 2002. He also has served as Vice President of Resorts or its predecessor since 1994 and has served as Vice President of the Eldorado since July 1998. Mr. Carano has served as a director of Capital since its incorporation in 1996. From 1993 until July 1998, he served as a Co-General Manager of the Eldorado. He served as General Manager of Circus Circus-Reno from 1993 to 1994. From 1985 to 1993, Mr. Carano served as Director of Food and Beverage at the Eldorado. Mr. Carano holds a Bachelor of Science Degree in Hotel/Restaurant Management from Florida International University and an Associates Degree in Occupational Studies in Culinary Arts from the Culinary Institute of America.

        Gary L. Carano.    Mr. Carano has served as General Manager of the Silver Legacy since 1995. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado from 1980 to 1994. Mr. Carano holds a Bachelors Degree in Business Administration from the University of Nevada, Reno.

        Raymond J. Poncia, Jr.    Mr. Poncia has had an ownership interest in the Eldorado since 1973 and has been involved in the gaming industry since 1968. He has been involved with the Eldorado in the areas of development, architectural and interior design, construction financing and business planning. Mr. Poncia received his architectural degree from Case-Reserve University and has been a licensed architect in private practice since 1960. Mr. Poncia has served as a director of Capital since its incorporation in 1996.

        Leslie Stone Heisz.    Ms. Heisz has been a Board Member since 1996. Ms. Heisz has been a Senior Advisor at Lazard Fréres & Co. LLC since March 2003. From December 1996 to December 2002, she was a Managing Director of Dresdner Kleinwort Wasserstein, where she had been a Director since 1995. Prior thereto, Ms. Heisz was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Heisz received a M.B.A. and a B.S. from U.C.L.A.

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

Item 11. Executive Compensation.

Summary Compensation Tables

        The following table sets forth all compensation paid by Resorts for the period from January 1, 2000 through December 31, 2002, to the Resort's officers named below (the "Named Officers").

	Annual Compensation(1)
				All Other Compensation
	Year	Salary	Bonus
Donald Carano Board Member and Chief Executive Officer of Resorts	2002 2001 2000	$259,615 363,500 550,000	$0 0 0	$2,292 3,021 2,876	(2)
Robert Jones Chief Financial Officer of Resorts	2002 2001 2000	$294,039 320,000 320,000	$4,000 0 55,000	$208,773 3,937 3,671	(3)
Gene Carano Vice President of Resorts and Assistant General Manager of the Eldorado	2002 2001 2000	$241,827 300,000 300,000	$0 0 55,000	$1,676 3,937 3,671	(4)
Gregg Carano Vice President of Resorts and General Manager of the Eldorado	2002 2001 2000	$241,827 300,000 300,000	$0 0 55,000	$3,176 3,937 3,671	(5)
Rob Mouchou Vice President of Operations of the Eldorado	2002 2001 2000	$278,366 300,000 300,000	$4,000 0 55,000	$182,267 2,634 2,664	(6)

(1)
Salary shown for each year for each Named Officer includes any amount of such salary he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan.

(2)
Includes contributions to the Company's 401(k) Plan (as defined herein) of $1,500, payment of term life insurance premiums of $90 and payment of health insurance premiums of $702.

(3)
Includes contributions to the Company's 401(k) Plan of $1,750, payment of term life insurance premiums of $90, payment of health insurance premiums of $1,586 and deferred compensation payment of $205,347. See "Deferred Compensation Plan" in this Item 11.

(4)
Includes payment of term life insurance premiums of $90 and payment of health insurance premiums of $1,586.

(5)
Includes contributions to the Company's 401(k) Plan of $1,500, payment of term life insurance premiums of $90 and payment of health insurance premiums of $1,586.

(6)
Includes contributions to the Company's 401(k) Plan of $1,500, payment of term life insurance premiums of $90 and deferred compensation payment of $180,677. See "Deferred Compensation Plan" in this Item 11.

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

        The Company has not granted any appreciation rights to the Named Officers since 1996. Nor did any of the Named Officers exercise any appreciation rights during 2002. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 2002.

	Number of Unexercised Appreciation Rights as of December 31, 2002		Value of Unexercised Appreciation Rights as of December 31, 2002
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Carano	—	—	—	—
Robert Jones	50,000	25,000	$0	$0
Gene Carano	62,500	37,500	$0	$0
Gregg Carano	62,500	37,500	$0	$0
Rob Mouchou	37,500	12,500	$0	$0

Deferred Compensation Plan

        Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 2002, three employees and one former employee of the Company were eligible to participate. Under the Deferred Compensation Plan, as presently administered, an eligible employee may elect each year to defer the receipt of a portion of his or her compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in years prior to 1991, which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, Resorts' Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. In 2002, the Chief Executive Officer elected to distribute lump sum distributions in the aggregate amount of $396,000 to two participating employees, including Rob Mouchou, thus eliminating their participation in the plan. The Chief Executive Officer elected to distribute lump sum distributions totaling an additional $469,000 to three participating employees, including Robert Jones, representing 50% of their available balance under the plan as of December 31, 2002. One participating employee is receiving distributions over a period of time. Amounts the Company is obligated to distribute to remaining participants, including the Named Officers, pursuant to the Deferred Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 2002, totaled $634,000. The only Named Officer currently participating in the Deferred Compensation Plan is Mr. Jones, who had approximately $205,000 available in the plan as of December 31, 2002.

401(k) Retirement Savings Plan

        The Company maintains a savings plan (the "401(k) Plan") qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Generally, all employees of the Company in the United States who are 21 years of age or older, who have completed six months and 1,000 hours of service and who are not covered by collective bargaining agreements are eligible to participate in the 401(k) Plan. Employees who elect to participate in the 401(k) Plan may defer up to 15% but not less than 1% of their annual compensation, subject to statutory and certain other limits. The Company makes matching contributions of 25% of the employees' contributions, up to a maximum of 0.75% of the employees' annual compensation and subject to certain other limitations.

Compensation Committee Interlocks and Insider Participation

        The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company pays to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. There is no minimum payment required to be paid to the Managers pursuant to the Management Agreement. The current term of the Management Agreement continues in effect until July 1, 2005 and will be automatically renewed for additional three-year terms until terminated by one of the parties. Due to a downturn in economic conditions, Recreational Enterprises, Inc. and Hotel Casino Managment, Inc. relinquished most of their management fees for 2002. Absent this relinquishment of fees, the amounts payable to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. for 2002 would have been approximately $677,000 and $32,000, respectively. As a result of the aforementioned relinquishment of fees, the Company paid management fees totaling $13,400 and $34,100, respectively, to Recreational

Enterprises, Inc. and Hotel Casino Management, Inc. for 2002. Although not legally obligated to do so, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. have indicated their willingness, absent an improvement in economic conditions, to relinquish a similar amount of their management fees for 2003. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

        The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2002, the rent paid pursuant to the C, S and Y Lease, totaled approximately $638,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

        Donald Carano has been an attorney with the firm of McDonald Carano Wilson LLP ("McDonald Carano") since 1961. Mr. Carano maintains an "of counsel" relationship with McDonald Carano, but is not involved in the active practice of law or in the representation of the Company or any of its affiliates as an attorney. Donald Carano receives no compensation from McDonald Carano. The Company currently retains McDonald Carano in connection with a variety of legal matters. In the opinion of the Company's management, the fees paid to McDonald Carano are at least as favorable to the Company as could be obtained from any other law firm for comparable services.

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an unaffiliated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald Carano, who then owned a 5% interest, exercised an option effective February 19, 2002 to purchase from the Trust an additional 21.25%, thus increasing his total interest to 26.25%. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. At December 31, 2002, Tamarack, which opened September 4, 2001, had approximately 243 slot machines, a keno game, a sports book and a themed restaurant. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At December 31, 2002, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the year ended December 31, 2002, of $585,000 is included as a component of operating income. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $461,000 in 2002. The Tamarack purchased these products at the Company's cost.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. In April 2002, Resorts purchased an additional 1% interest in the MindPlay Entity, which increased Resorts percentage ownership to 19% after taking into account additional shares issued in 2002. Resorts also has an option to acquire from ARL an additional 2.3% interest in the MindPlay Entity. The purchase price is equal to $211,000 per 1% and is exercisable until June 30, 2004. The MindPlay Entity is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. Other investors in the MindPlay Entity include Robert Jones, Don Carano, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano, Rhonda Carano, Rob Mouchou, Rick Murdock and Robert B. MacKay, each an affiliate or executive of Resorts, each of whom owns an individual interest in MindPlay, which in the aggregate is 13.6%. These individuals acquired their interests in MindPlay under the same terms and conditions as those of Resorts. At December 31, 2002, Resorts' financial investment in the MindPlay Entity was $1.6 million of which $200,000 was invested in 2002. The Company's investment in MindPlay is accounted for using the equity method of accounting. Equity in net loss related to MindPlay for the year ended December 31, 2002 of $355,000 is included as a component of non-operating income.

        In January 2002, the Company guaranteed 54.28% of a working capital line for MindPlay LLC in the amount of $1.0 million. On September 9, 2002, MindPlay increased the line to $1.25 million. This line of credit matures on December 31, 2003. Each draw on the line of credit must be approved by the president of MindPlay and Robert Jones, Chief Financial Officer of Resorts.

        In 2002, the Company purchased from MindPlay nine computerized gaming tables for $210,000 which are being used on the casino floor and are enhancing player tracking and casino surveillance. At this time, there is no other device on the market with the sophisticated player tracking and surveillance capabilities that MindPlay is offering. The Company's management believes the terms of this purchase were fair although no unaffiliated third party has a product with the sophistication and advanced technology as MindPlay for comparative purposes.

        The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 2002, lease payments for the aircraft totaled $361,000. In the opinion of Resorts' management, the payments are at least as favorable to Resorts as could have been obtained from an unaffiliated third party.

        Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. See Item 12 of this report.

        The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 2002 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following chart illustrates the ownership of Resorts, Capital and the Silver Legacy Joint Venture. Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. Capital is a wholly-owned subsidiary of Resorts.

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

(9)
The address of Ludwig J. Corrao is P.O. Box 12907, Reno, Nevada 89510.

Equity Compensation Plans

        The following tables set forth certain information relating to equity compensation plans as of December 31, 2002 for Resorts and Capital, respectively.

Equity Compensation Plan Information—Resorts

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved security holders	None	—	None
Total	None	—	None

Item 13. Certain Relationships and Related Transactions.

        Reference is made to the information which appears under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report, which information is incorporated herein by this reference.

PART IV

Item 14. Controls and Procedures.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements
Incorporated by reference in Item 8 of this report and included on pages 61 through 83 hereof are the following consolidated financial statements of Eldorado Resorts LLC:
Independent Auditors' Report, Deloitte & Touche LLP
Report of Independent Public Accountants, Arthur Andersen LLP
Consolidated Balance Sheets at December 31, 2002 and December 31, 2001
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Members' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Incorporated by reference in Item 8 of this report and included on pages 84 through 101 of this report are the following financial statements of Circus and Eldorado Joint Venture:
Independent Auditors' Report, Deloitte & Touche LLP
Report of Independent Public Accountants, Arthur Andersen LLP
Consolidated Balance Sheets at December 31, 2002 and December 31, 2001
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
Not applicable.
(a)(3)	Exhibits:
The following exhibits are filed as part of this report or incorporated herein by reference:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Eldorado Resorts LLC Articles of Merger. (Incorporated by reference to Exhibit 2.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
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
4.1
Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.2
Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.3
Second Amended and Restated Loan Agreement dated as of June 29, 2001 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-Q for the quarter ended June 30, 2001)
4.4
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4 to the Registrants' Form 8-K dated December 31, 2001)
4.5
Interest Rate Swap Agreement, dated as of August 6, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)

4.6
Termination Agreement of Interest Rate Swap, dated as of October 10, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)
4.7	Interest Rate Swap Agreement, dated as of November 12, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A.
4.8	Termination Agreement of Interest Rate Swap, dated as of February 12, 2003, by and between Eldorado Resorts LLC and Bank of America, N.A.
10.1.1
Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.1.2
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.1.3
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File Nos. 333-87202 and 333-87202-01)
10.2.1
Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.2.2
Written Consent in Lieu of Meeting of Members of Eldorado Limited Liability Company (Incorporated by reference to Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)
10.3
Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.4
Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.1
Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.2
Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4 Registration Statement — Securities and Exchange Commission File No. 333-11811)

10.5.3
Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4 Registration Statement — Securities and Exchange Commission File No. 333-11811)
10.5.4
Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4 Registration Statement — Securities and Exchange Commission File No. 333-11811)
10.5.5
Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.6*
Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.7*
Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.8*
Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.9.1
Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4 (h) to the quarterly report for the quarterly period ended October 31, 1997 of Circus Circus Enterprises, Inc. (Mandalay Resort Group) (Commission File No. 1-8570)
10.9.2
Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.3
Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.4
Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Registrants' Form 10-K for the year ended December 31, 2001)

10.9.5
Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.6
Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.7
Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.8
Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.9
Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.1
Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.2
Deed of dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.3
Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.4
Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.5
Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.6
Environmental Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.10.6 to the Registrants' Form 10-K for the year ended December 31, 2001)

10.11
Operating Agreement of Tamarack Crossings LLC dated as of December 13, 2000 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert E. Armstrong, Donald L. Carano and Patrick C. Sullivan. (Incorporated by reference to Exhibit 10.12 to the Registrants' Form 10-K for the year ended December 31, 2000)
10.12
Operating Agreement of MindPlay LLC dated as of July 1, 2000 by and among Eldorado Resorts LLC, Avereon Research LTD. and others, and Amendment thereto. (Incorporated by reference to Exhibit 10.13 to the Registrants' Form 10-K for the year ended December 31, 2000)
10.13
Articles of Merger dated May 31, 2001 by and between Tamarack Partners, LLC and Tamarack Crossings, LLC. (Incorporated by reference to Exhibit 10.14 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
10.14
Unit Option Agreement dated June 29, 2001 by and among The Robert and Nana Sullivan Family Trust and Eldorado Resorts LLC. (Incorporated by reference to Exhibit 10.15 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
10.15
First Amendment to Operating Agreement of Tamarack Crossings, LLC dated as of June 29, 2001 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert G. Armstrong, Donald L. Carano and Patrick C. Sullivan. (Incorporated by reference to Exhibit 10.16 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
16	Letter from Arthur Andersen LLP. (Incorporated by reference to Exhibit 16 to the Registrant's Form 8-K dated May 24, 2002)
21	List of Subsidiaries.
99.1	Certification of Donald L. Carano
99.2	Certification of Robert M. Jones
99.3	Certification of Gene R. Carano

*
Constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K During the fourth quarter of 2002, the Company filed no report on Form 8-K.

(c)
The exhibits required by Item 601 of Regulation S-K filed as part of this report or incorporated herein by reference are listed in Item 15 (a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this report

(d)
See Item 15 (a)(2) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ELDORADO RESORTS LLC
Date: March 27, 2003	By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager
ELDORADO CAPITAL CORP.
Date: March 27, 2003	By:	/s/ DONALD L. CARANO Donald L. Carano President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD L. CARANO Donald L. Carano	Chief Executive Officer, President and Presiding Manager of the Board of Managers of Eldorado Resorts LLC (Principal Executive Officer) and President (Principal Executive Officer) and Director of Eldorado Capital Corp.	March 27, 2003
/s/ ROBERT M. JONES Robert M. Jones	Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)	March 27, 2003
/s/ GENE R. CARANO Gene R. Carano	Treasurer of Eldorado Capital Corp. (Principal Financial and Accounting Officer)	March 27, 2003
/s/ RAYMOND J. PONCIA, JR. Raymond J. Poncia, Jr.	Member of the Board of Managers of Eldorado Resorts LLC—appointed by Hotel Casino Management, Inc. as its corporate representative and Director of Eldorado Capital Corp.	March 27, 2003

/s/ GARY L. CARANO Gary L. Carano	Member of the Board of Managers of Eldorado Resorts LLC—appointed by Recreational Enterprises, Inc. as its corporate representative	March 27, 2003
/s/ GREGG R. CARANO Gregg R. Carano	Director of Eldorado Capital Corp.	March 27, 2003
/s/ LESLIE STONE HEISZ Leslie Stone Heisz	Member of the Board of Managers of Eldorado Resorts LLC	March 27, 2003

CERTIFICATIONS

        I, Donald L. Carano, Chief Executive Officer, President and Presiding Manager of the Board of Managers of Eldorado Resorts LLC and President of Eldorado Capital Corp., certify that:

(1)	I have reviewed this annual report on Form 10-K of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the "registrant");
(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	March 27, 2003
By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager of Eldorado Resorts LLC and President of Eldorado Capital Corp.

        I, Robert M. Jones, Chief Financial Officer of Eldorado Resorts LLC, certify that:

(1)	I have reviewed this annual report on Form 10-K of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the "registrant");
(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	March 27, 2003
By:	/s/ ROBERT M. JONES Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC

        I, Gene R. Carano, Chief Financial Officer of Eldorado Capital Corp., certify that:

(1)	I have reviewed this annual report on Form 10-K of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the "registrant");
(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	March 27, 2003
By:	/s/ GENE R. CARANO Gene R. Carano Chief Financial Officer of Eldorado Capital Corp.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THIS ACT.

        Other than copies of its annual reports filed with the Securities and Exchange Commission on Form 10-K, the registrants do not provide annual reports to their security holders, and no proxy soliciting material has been sent, or is currently anticipated to be sent, to securities holders.

INDEPENDENT AUDITORS' REPORT

To the Members of Eldorado Resorts LLC:

We have audited the accompanying consolidated balance sheet of Eldorado Resorts LLC and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income and comprehensive income, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of Eldorado Resorts LLC and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Reno, Nevada
March 7, 2003

This is a copy of the report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Eldorado Resorts LLC:

        We have audited the accompanying consolidated balance sheets of ELDORADO RESORTS LLC, a Nevada limited liability company and subsidiaries (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, members' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 5, 2002

ELDORADO RESORTS LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,135	$9,910
Restricted cash	152	306
Accounts receivable, net	3,148	3,589
Inventories	2,449	2,722
Prepaid expenses	2,190	1,392

Total current assets	16,074	17,919
INVESTMENT IN JOINT VENTURES	64,149	72,073
PROPERTY AND EQUIPMENT, net	130,354	139,966
OTHER ASSETS, net	7,067	7,503

Total assets	$217,644	$237,461

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$344	$315
Current portion of capital lease obligations	112	83
Accounts payable	4,190	3,388
Interest payable	3,372	3,966
Accrued and other liabilities	7,267	6,639
Due to members and affiliates	238	417

Total current liabilities	15,523	14,808
LONG-TERM DEBT, less current portion	84,691	112,941
CAPITAL LEASE OBLIGATIONS, less current portion	63	143
OTHER LIABILITIES	634	1,417

Total liabilities	100,911	129,309

MINORITY INTEREST	5,638	5,948
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
MEMBERS' EQUITY	111,095	102,204

Total liabilities and members' equity	$217,644	$237,461

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(dollars in thousands)

	For the years ended December 31,
	2002	2001	2000
OPERATING REVENUES:
Casino	$94,355	$97,726	$113,613
Food, beverage and entertainment	44,603	46,428	50,806
Hotel	16,372	17,427	18,005
Other	5,398	5,334	5,508

	160,728	166,915	187,932
Less—promotional allowances	(17,866)	(17,592)	(17,612)

Net operating revenues	142,862	149,323	170,320

OPERATING EXPENSES:
Casino	49,032	50,172	53,112
Food, beverage and entertainment	31,077	32,040	34,791
Hotel	6,839	7,465	8,005
Other	2,091	1,928	3,151
Selling, general and administrative	27,656	27,878	30,349
Management fees	48	1,201	1,790
Depreciation	11,798	12,957	13,439

Total operating expenses	128,541	133,641	144,637

EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES	8,967	10,412	11,935

OPERATING INCOME	23,288	26,094	37,618

OTHER INCOME (EXPENSE)
Equity in loss of unconsolidated affiliate	(355)	(207)	—
Interest rate swap income	1,076	—	—
Gain (Loss) on investments	—	(225)	60
Interest expense, net	(10,204)	(11,810)	(13,016)

Total other income (expense)	(9,483)	(12,242)	(12,956)

INCOME BEFORE MINORITY INTEREST	13,805	13,852	24,662
MINORITY INTEREST	(319)	(403)	(455)

NET INCOME	13,486	13,449	24,207
UNREALIZED GAIN/(LOSS) ON SECURITIES:
Unrealized holding loss arising during period	—	—	(1,123)
Reclassification of amount included in net income	—	—	1,123

COMPREHENSIVE INCOME	$13,486	$13,449	$24,207

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, December 31, 1999	$79,777
Distributions	(8,110)
Net Income	24,207
Comprehensive Income	(1,123)

BALANCE, December 31, 2000	94,751
Distributions	(5,996)
Net Income	13,449

BALANCE, December 31, 2001	102,204
Distributions	(4,595)
Net Income	13,486

BALANCE, December 31, 2002	$111,095

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,486	$13,449	$24,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,798	12,957	13,439
Amortization of debt issue costs	438	591	665
Equity in income of unconsolidated affiliates	(8,967)	(10,412)	(11,935)
Minority interest	319	403	455
(Gain) Loss on sale of property and equipment	282	(12)	(6)
(Increase) Decrease in—
Restricted cash	154	(306)	—
Accounts receivable, net	712	877	199
Inventories	273	574	65
Prepaid expenses	(798)	255	113
(Decrease) Increase in-
Accounts payable, interest payable, accrued and other liabilities, due to members and affiliates and other liabilities	(126)	(2,397)	465

Net cash provided by operating activities	17,571	15,979	27,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,861)	(6,364)	(7,763)
Proceeds from sale of marketable securities	—	—	1,176
Gain on sale of marketable securities	—	—	(60)
Increase in joint venture investments	(200)	(4,070)	(755)
Increase in investment	—	(225)	—
Equity in loss of unconsolidated affiliate	355	207	—
Loss on investment	—	225	—
Interest rate swap receivable	(271)	—	—
Proceeds from sale of property and equipment	2,393	12	152
Distributions from unconsolidated affiliates	16,736	4,565	—
Minority interest in distributions	(629)	(174)	—
Increase (Decrease) in other assets, net	(125)	29	2

Net cash provided by (used in) investing activities	13,398	(5,795)	(7,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	27,049	34,013	18,000
Principal payments on long-term debt and capital leases	(48,166)	(27,412)	(29,947)
Payment on bond repurchases	(6,982)	(9,597)	—
Gain on bond repurchases, net of unamortized loan fees	(50)	(343)	—
Loan origination costs	—	(306)	—
Distributions	(4,595)	(5,996)	(8,110)

Net cash used in financing activities	(32,744)	(9,641)	(20,057)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,775)	543	362
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,910	9,367	9,005

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,135	$9,910	$9,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$11,239	$12,201	$12,326

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

  Principles of Consolidation/Operations

        The consolidated financial statements include the accounts of Eldorado Resorts, LLC ("Resorts"), a Nevada limited liability company, Eldorado Capital Corp. ("Capital"), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company ("ELLC") and, for the period prior to July 1, 1996, Resorts' Predecessor, Eldorado Hotel Associates Limited Partnership (the "Predecessor Partnership") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Capital was incorporated with the sole purpose of serving as co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 (the "Notes") in order to facilitate the offering thereof. Capital does not have any operations, assets or revenues.

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

  Restricted Cash

        The Company has a certificate of deposit for $152,000, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit has a maturity date of July 25, 2003.

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

  Capitalization of Interest

        The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. Interest capitalized during the fiscal years ended December 31, 2002, 2001, 2000 was approximately $103,000, $132,000 and $105,000, respectively.

  Investment in Joint Ventures

        The Company accounts for ELLC's 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack using the equity method of accounting and is reported as a component of operating income, since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company's equity in the income of such joint ventures is included in operating income. The Company accounts for its 19% interest in MindPlay under the equity method of accounting and is reported as a component of non-operating income, since MindPlay, which is engaged in the development of a system that, if successfully completed, will permit tracking and surveillance of pit gaming activities, operates in a dissimilar line of business, the Company's equity in the loss of such joint venture is included in non-operating income.

  Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

  Self Insurance

        The Company is self-insured for various levels of general liability, workers' compensation, and employee medical insurance coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued expenses on the consolidated balance sheets.

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

        The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the years ended December 31,
	2002	2001	2000
Food, beverage and entertainment	$11,119	$11,713	$12,121
Hotel	4,696	4,110	4,228
Other	2,051	1,769	1,263

	$17,866	$17,592	$17,612

        The cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

	For the years ended December 31,
	2002	2001	2000
Food, beverage and entertainment	$9,274	$9,824	$10,123
Hotel	2,227	1,914	1,932
Other	1,684	1,470	1,030

	$13,185	$13,208	$13,085

  Advertising

        Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $4,035,000, $3,946,000 and $4,523,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  Bond Repurchases

        In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $9.7 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in a gain of $343,000 after writing off unamortized fees relating to the bond offering.

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

        The reported amounts of the Company's assets and liabilities exceeded the net tax basis by $961,000 and $1,871,000 at December 31, 2002 and 2001, respectively.

  Fair Value of Financial Instruments

        The approximate fair market value of the 10 1/2% Senior Subordinated Notes, including those held by the Company, based on quoted market prices, were approximately $100.0 million and $96.0 million at December 31, 2002 and 2001, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

        In accordance with SFAS No. 115, as described above, the Company has recorded the changes in marketable securities value as Comprehensive Income in the accompanying consolidated financial statements. During 2000, all marketable securities were sold on a specific identification basis, which, at December 31, 1999 had a fair value of $2,239,000. The proceeds from the securities' sales totaled $1,176,000. The amount of unrealized gain reclassed out of Comprehensive Income was $1,123,000, which yielded a net realized gain of $60,000 over the purchase cost of $1,116,000.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS No. 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. This statement is effective for the Company's 2003 fiscal year and early adoption is permitted. In May 2002, the Company adopted this statement and classified its fiscal 2002 gain on repurchase of bonds, net of unamortized bond fees, of $50,500 as a component of interest expense. The Company also reclassified its fiscal 2001 extraordinary gain on repurchase of bonds, net of unamortized bond fees, of $343,000 as a component of interest expense.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this statement will not have a material impact on its financial condition or results of operation.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities". Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interests acquired before February 1, 2003, must follow the new rules in account periods beginning after June 15, 2003. The Company has not yet evaluated the impact FIN 46 is expected to have on the Company's financial condition or results of operations.

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

4.    Accounts Receivable

        Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2002	2001
Accounts receivable	$4,191	$4,531
Due from members and affiliates	—	92
Allowance for doubtful accounts	(1,043)	(1,034)

Total	$3,148	$3,589

        The provision for bad debt expense is $475,000, $437,000 and $1,710,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.    Property and Equipment

        Property and equipment consist of the following (in thousands):

	Estimated Service Life (years)	December 31,
		2002	2001
Land and improvements	—	$16,786	$19,086
Buildings and other leasehold improvements	10-33	165,787	163,159
Furniture, fixtures and equipment	5-15	62,615	66,084
Property held under capital lease (Note 12)	3-15	6,033	6,662
Construction in progress		973	1,744

		252,194	256,735
Less—Accumulated depreciation		(121,840)	(116,769)

Property and equipment, net		$130,354	$139,966

        At December 31, 2002, accumulated depreciation includes $5.4 million related to assets acquired under capital leases.

        Substantially all property and equipment are pledged as collateral for long-term debt (see Note 9).

6.    Other Assets

        Other assets include the following amounts (in thousands):

	December 31,
	2002	2001
Land held for development	$4,662	$4,662
Loan acquisition costs (New Credit Facility)	306	306
Bond offering costs	4,028	4,028
Other	934	809

	9,930	9,805
Accumulated amortization loan costs (New Credit Facility)	(92)	(26)
Accumulated amortization bond costs	(2,771)	(2,276)

Total	$7,067	$7,503

        Amortization of bond and loan costs are computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively.

        Included in other assets at December 31, 2002 and 2001 are net bond offering and loan acquisition costs of $1.5 million and $2.0 million, respectively, which are being amortized over the life of the applicable agreements.

7.    Investment in Joint Ventures

        Effective March 1, 1994, ELLC and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) entered into a joint venture (the "Silver Legacy Joint Venture") pursuant to a joint venture agreement (the "Original Joint Venture Agreement") to develop the Silver Legacy Resort Casino (the "Silver Legacy"). The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. During 1994, ELLC contributed land to the Silver Legacy Joint Venture with a fair value of $25,000,000 (a book value of $17,215,000) and cash of

$23,000,000. Additional cash contributions of $3,900,000 were made in 1995, for a total equity investment of $51,900,000. Galleon, Inc. contributed cash of $51,900,000 to the Silver Legacy Joint Venture. Each partner owns a 50% interest in the Silver Legacy Joint Venture.

        On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the "New Joint Venture Agreement") and the Silver Legacy Joint Venture and its wholly-owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the "Silver Legacy Notes"). Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that will amortize over a period of five years and a $20.0 million revolving facility with a five year maturity (the "New Silver Legacy Credit Agreement"), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the New Silver Legacy Credit Agreement. The New Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture. The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the New Silver Legacy Credit Agreement.

        Concurrently with the closing of the issuance of the Silver Legacy Notes, the Original Joint Venture Agreement was amended and restated in its entirety and was further amended in April 2002. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Mandalay Sub (and procedures for resolving deadlocks) with respect to approval of the Silver Legacy Joint Venture's annual business plan and the appointment and compensation of the general manager, and (ii) to give each partner the right to terminate the general manager.

        Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a "Liquidating Event," the Silver Legacy Joint Venture will be required by the New Joint Venture Agreement to make distributions to its Partners as follows:

  (a)
  Tax distributions equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 38.6%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

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

        Summarized information for the Company's equity in the Silver Legacy Joint Venture is as follows (in thousands):

	December 31, 2002	December 31, 2001
Beginning balance	$67,603	$61,608
Partners' Distribution	(16,502)	(4,565)
Equity in net income of unconsolidated affiliate	8,383	10,560

Ending balance	$59,484	$67,603

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2002	2001
Current assets	$23,627	$21,619
Property and equipment, net	272,940	280,975
Other assets, net	7,969	575

Total assets	$304,536	$303,169

Current liabilities	$17,185	$22,762
Long-term liabilities	170,285	135,000
Partners' equity	117,066	145,407

Total liabilities and partners' equity	$304,536	$303,169

        Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net Revenues	$159,432	$164,677	$177,489
Operating Expenses	(129,124)	(130,595)	(140,246)

Operating Income	30,308	34,082	37,243

Other Expense	(13,542)	(12,962)	(15,473)

Net Income	$16,766	$21,120	$21,770

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity. In June 2001, Resorts entered into an agreement with the Robert and Nana Sullivan Family Trust (the "Trust"), an unaffiliated entity, to reduce Resorts' percentage interest in Tamarack Crossings, LLC to 21.25% from 42.5%. Donald Carano exercised an option effective February 19, 2002 to purchase from the Trust an additional 21.25%, thus increasing his total interest to 26.25%. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 10% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated "Chief Executive Manager" and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative. At December 31, 2002 and 2001, Resorts' financial investment in Tamarack Crossings, LLC was $3.4 million. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting. Equity in income (loss) related to Tamarack for the years ended December 31, 2002 and 2001, of $585,000 and ($148,000), respectively, is included as a component of operating income. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $461,000 and $331,000 in 2002 and 2001, respectively. The Tamarack purchased these products at the Company's cost.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations ("MindPlay"). MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed. In April 2002, Resorts purchased an additional 1% interest in the MindPlay Entity, which increased Resorts percentage ownership to 19% after taking into account additional shares issued in 2002. Resorts also has an option to acquire an additional 2.3% interest in the MindPlay Entity. The purchase price is equal to $211,000 per 1% and is exercisable until June 30, 2004. The MindPlay Entity is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. Other investors in the MindPlay Entity include Robert Jones, Don Carano, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano, Rhonda Carano, Rob Mouchou, Rick Murdock and Robert B. MacKay, each an affiliate or executive of Resorts, each of whom owns an individual interest in MindPlay, which in the aggregate is 13.6%. These individuals acquired their interests in MindPlay under the same terms and conditions as those of Resorts. At December 31, 2002 and 2001, Resorts' financial investment in the MindPlay Entity was $1.6 million and $1.4 million, respectively. The Company's investment in MindPlay is accounted for using the equity method of accounting. Equity in net loss related to MindPlay for the year ended December 31, 2002 of $355,000 is included as a component of non-operating income.

8.    Accrued and Other Liabilities

        Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Accrued payroll and benefits	$1,558	$1,155
Accrued vacation	1,074	993
Accrued medical claims	741	608
Accrued bonuses	—	10
Accrued taxes	746	732
Unclaimed chips and tokens	706	1,053
Progressive slot liability	1,454	1,520
Other	988	568

	$7,267	$6,639

9.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2002	2001
10 1/2% Senior Subordinated Notes	$82,695	$89,850
Outstanding portion of reducing revolver and the revolving credit line	1,000	21,750
Notes payable to individuals	1,340	1,656

	85,035	113,256
Less—Current portion	(344)	(315)

	$84,691	$112,941

        Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2003	$344
2004	355
2005	373
2006	83,963
Thereafter	—

$85,035

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

        The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements. The Company was in compliance with these covenants at December 31, 2002 and 2001.

        In October 2001, the Company purchased $10.2 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $9.7 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a discount resulting in a gain of $343,000 after writing off unamortized fees relating to the bond offering.

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

        The New Credit Facility provides for a senior secured revolving credit facility of $40 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.6 million on March 31, 2003 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The Eurodollar rate was 1.37% and the Base rate was 4.25% as of December 31, 2002. The effective rate of interest on borrowings under the New Credit Facility was 5.5% per annum as of December 31, 2002. As of December 31, 2002, $1.0 million of borrowings were outstanding under the New Credit Facility and an additional $38.3 million of borrowing capacity was available thereunder.

        The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. The Company entered into an agreement to amend the New Credit Facility effective December 31, 2001 which increased the maximum total debt to EBITDA ratio. As of December 31, 2002, the Company was in compliance with all provisions of the New Credit Facility.

        The notes payable to individuals are due in monthly installments of $34,614 and $3,000, including monthly interest at 9% and prime plus 2% (6.25% at December 31, 2002), to August 14, 2006 and May 16, 2004, respectively, when the principal balance is due. The notes are secured by real property.

10.  Employee Benefit Plans

        On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows for an employer contribution up to 25 percent of the first 3 percent of each participating employee's contribution. Prior to 2002, employer contribution was 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $212,000, $358,000 and $387,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

11.  Executive Deferred Compensation Plans

        Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 2002, three employees and one former employee of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in years prior to 1991, which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. In 2002, the Chief Executive Officer elected to distribute lump sum distributions in the aggregate amount of $396,000 to two participating employees thus eliminating their participation. The Chief Executive Officer elected to distribute lump sum distributions totaling an additional $469,000 to three participating employees representing 50% of their available balance as of December 31, 2002. One participating employee is receiving distributions over a period of time. As of December 31, 2002 and 2001, the Company had accrued obligations of $634,000 and $1,417,000, respectively, related to this deferred compensation agreement, which represents an unfunded obligation of the Company.

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

        The Plan's committee shall determine the date on which each appreciation right shall vest and become exercisable; as of December 31, 2002, no vesting period had been established. The Company value as of December 31, 2002 and 2001, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 2002 and 2001. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

12.  Commitments and Contingencies

  Letters of Credit

        The New Credit Facility (see Note 9) allows for the issuance of letters of credit which reduces the available line by the amount pledged. At December 31, 2002 the amount pledged to Washoe County for the Verdi property development was $685,000.

  Capital Leases

        The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2002 (in thousands):

2003	$124
2004	65
Thereafter	—

Minimum lease payments	189
Less—Amounts representing interest	(14)

$175

  Operating Leases

        The Company leases equipment under operating leases. Future minimum payments (expiring from 2003 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2002 (in thousands):

Future Minimum Lease Payments
2003	$635
2004	426
2005	150
Thereafter	77

$1,288

        Total rental expense under operating leases was $905,000 for the year ended December 31, 2002, $593,000 for the year ended December 31, 2001 and $733,000 for the year ended December 31, 2000. Additional rent for land upon which the Eldorado Hotel Casino resides of $638,000 in 2002 ($659,000 in 2000 and $642,000 in 2001) was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

  Legal Matters

        The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

13.  Management Fees

        Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership, but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. In connection with the consummation of the offering of the Notes, Resorts entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues in effect until July 1, 2005 and will automatically renew for additional three-year terms until terminated by one of the Parties.

        Management fees paid were $48,000 for 2002, $1,201,000 for 2001 and $1,790,000 for 2000.

14.  Related Parties

        The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased by the Company from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent paid pursuant to the C, S and Y Lease totaled approximately $638,000, $642,000 and $659,000 in 2002, 2001 and 2000, respectively.

        The Company from time to time leases an aircraft owned by Recreational Enterprises, Inc., which owns 55% of Resorts, for use in operating the Company's business. In 2002, 2001 and 2000, lease payments for the aircraft totaled $361,000, $313,000 and $350,000, respectively.

        Resorts owns a 21.25% interest in Tamarack Junction, a small casino located in south Reno, Nevada, in which Donald Carano owned a 26.25% interest at December 31, 2002. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $461,000 and $331,000 in 2002 and 2001, respectively. The Tamarack purchased these products at the Company's cost.

        In 1998, the Eldorado began purchasing advertising posters, banners and other material from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Glenn Carano, son of Donald Carano. For such purchases, the Eldorado paid Lexicon Design, Inc. $207,000 and $129,000 in 2001 and 2000, respectively. The Company did not use Lexicon Design, Inc. in 2002.

        In 2002, the Company purchased from MindPlay nine computerized gaming tables for $210,000 which are being used on the casino floor and are enhancing player tracking and casino surveillance. At this time there is no other device on the market with the sophisticated player tracking and surveillance capabilities that MindPlay is offering.

15.  Subsequent Events

  Bond Repurchase

        In January 2003, the Company purchased $7.9 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $8.0 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a premium resulting in a loss of $266,000 after writing off unamortized fees relating to the bond offering.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
    Circus and Eldorado Joint Venture
    (doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheet of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary (the "Joint Venture") as of December 31, 2002, and the related consolidated statements of income, partners' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2002 included in Item 15(a)(2). These financial statements and financial statement schedule are the responsiblity of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Joint Venture as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
Feburary 25, 2003

This is a copy of the report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
    Circus and Eldorado Joint Venture
    (doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary (the "Joint Venture") as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsiblity of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as SILVER LEGACY RESORT CASINO) and subsidiary as of December 31, 2001 and 2000, and the results of operations and their cash flows for the each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to compy with Statement of Financial Accounting Standards No. 133.

ARTHUR ANDERSEN LLP

Las Vegas, NV
Feburary 8, 2002

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(In thousands)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,913	$12,256
Accounts receivable, net	3,573	4,300
Inventories	1,823	1,877
Prepaid expenses and other	3,318	3,186

Total current assets	23,627	21,619
PROPERTY AND EQUIPMENT, NET	272,940	280,975
OTHER ASSETS, NET	7,969	575

Total Assets	$304,536	$303,169

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$10,000
Accounts payable	3,412	3,797
Accrued interest	5,422	130
Accrued and other liabilities	8,351	8,650
Accrued guarantee fees to related party	—	185

Total current liabilities	17,185	22,762
LONG-TERM DEBT, LESS CURRENT PORTION	168,430	135,000
OTHER LONG-TERM LIABILITIES	1,855	—

Total liabilities	187,470	157,762

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS' EQUITY	117,066	145,407

Total Liabilities and Partners' Equity	$304,536	$303,169

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
OPERATING REVENUES:
Casino	$93,981	$98,374	$109,641
Rooms	35,747	37,835	37,936
Food and beverage	35,780	35,558	36,832
Other	8,816	7,508	8,786

	174,324	179,275	193,195
Less: promotional allowances	(14,892)	(14,598)	(15,706)

Net operating revenues	159,432	164,677	177,489

OPERATING EXPENSES:
Casino	44,685	45,820	48,723
Rooms	11,487	12,166	12,867
Food and beverage	24,795	25,019	26,188
Other	6,993	5,927	7,248
Selling, general and administrative	29,264	29,207	29,719
Depreciation	11,837	12,082	15,500
Write-off of debt issuance costs	—	370	—
Loss on sale of assets	63	4	1

Total operating expenses	129,124	130,595	140,246

OPERATING INCOME	30,308	34,082	37,243

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	(225)	—
Interest income	(27)	(112)	(248)
Interest expense, net	15,699	13,299	15,721
Loss on early redemption of debt	134	—	—
Interest rate swap income	(2,327)	(327)	—
Other expense	63	—	—

Total other (income) expense	13,542	12,635	15,473

Income before cumulative effect of change in accounting principle	16,766	21,447	21,770
Cumulative effect of change in accounting principle	—	(327)	—

NET INCOME	$16,766	$21,120	$21,770

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, December 31, 1999	$82,925	$53,722	$136,647
Net income	9,835	11,935	21,770
Partners' distributions	(25,000)	—	(25,000)

Balance, December 31, 2000	67,760	65,657	133,417
Net income	10,560	10,560	21,120
Partners' distributions	(4,565)	(4,565)	(9,130)

Balance, December 31, 2001	73,755	71,652	145,407
Net Income	8,383	8,383	16,766
Partners' distributions	(28,605)	(16,502)	(45,107)

BALANCE, December 31, 2002	$53,533	$63,533	$117,066

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,766	$21,120	$21,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,428	12,485	15,903
Write-off of debt issuance costs	—	370	—
Loss on sale of assets	63	4	1
Loss on early redemption of debt Write-off of deferred loan costs	134	—	—
Insurance settlement proceeds	—	(225)	—
Increase in accrued pension cost	750	—	—
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable, net	727	487	(995)
Decrease (increase) in inventories	54	(154)	264
(Increase) decrease in prepaid expenses	(164)	1,126	(796)
(Decrease) increase in accounts payable	(385)	(788)	94
(Decrease) in accrued guarantee fees to related party	(185)	(24)	(13)
Increase (decrease) in accrued interest	5,292	(1,259)	255
(Decrease) increase in accrued and other liabilities	(299)	(94)	1,027

Total adjustments	18,415	11,928	15,740

Net cash provided by operating activities	35,181	33,048	37,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	6	32
(Increase) decrease in other assets	(651)	32	(98)
Insurance settlement proceeds	—	225	—
Purchase of property and equipment	(3,837)	(4,180)	(4,158)

Net cash used in investing activities	(4,484)	(3,917)	(4,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	36,700	3,000	25,000
Proceeds from issuance of mortgage notes	159,378	—	—
Distributions to partners	(45,107)	(9,130)	(25,000)
Debt issuance costs	(6,311)	(370)	—
Payments on bank credit facility	(172,700)	(21,500)	(35,500)

Net cash used in financing activities	(28,040)	(28,000)	(35,500)

Net increase (decrease) in cash and cash equivalents	2,657	1,131	(2,214)
Cash and cash equivalents at beginning of year	12,256	11,125	13,339

Cash and cash equivalents at end of year	$14,913	$12,256	$11,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$7,606	$14,179	$15,075

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

        Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) ("ELLC") and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) ("Galleon" and, collectively with ELLC, the "Partners"), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the "Joint Venture"), a Nevada general partnership. The Joint Venture owns and operates a casino and hotel located in Reno, Nevada ("Silver Legacy"), which began operations on July 28, 1995. ELLC contributed land to the Joint Venture with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Joint Venture of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Joint Venture.

        The consolidated financial statements include the accounts of the Joint Venture and its wholly owned subsidiary, Silver Legacy Capital Corp. ("Capital"). Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Joint Venture and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

        As of January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," and accordingly, changes to the fair value of the interest rate swaps are recognized in earnings. On January 1, 2001, the Joint Venture recorded a liability of $327,000 for the fair value of its interest rate swaps at that date with a corresponding cumulative effect adjustment in its statement of income. The interest rate swaps expired on October 29, 2001; accordingly, the Joint Venture recognized $327,000 as interest rate swap income for the year ended December 31, 2001. See Note 7 for information regarding the Joint Venture's swap agreement entered into in 2002.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for the Joint Venture's 2003 fiscal year and early adoption is permitted. The Joint Venture believes that the adoption of this statement will not have a material impact on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Joint Venture therefore adopted SFAS 144 in January 2002. The Joint Venture periodically evaluates its long-lived assets for impairment. Adoption of SFAS 144 did not have a material impact on the Joint Venture's financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. This statement is effective for the Joint Venture's 2003 fiscal year and early adoption is permitted. In May 2002, the Joint Venture adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Joint Venture does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

        Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

Inventories

        Inventories are stated at the lower of cost, using a first-in, first-out basis, or market value.

Property and Equipment

        Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other leasehold improvements	15-45
Furniture, fixtures, and equipment	3-15

        Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

Capitalization of Interest

        The Joint Venture's policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2002, 2001 or 2000.

Casino Revenues and Promotional Allowances

        In accordance with industry practice, the Joint Venture recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Food and beverage	$4,126	$4,054	$4,018
Rooms	9,593	9,753	10,591
Other	1,173	791	1,097

	$14,892	$14,598	$15,706

        The estimated costs of providing such complimentary services are included in casino costs and expenses and consist of the following (in thousands):

	Years ended December 31,
	2002	2001	2000
Food and beverage	$6,393	$6,589	$6,889
Rooms	1,267	1,263	1,285
Other	1,128	867	1,230

	$8,788	$8,719	$9,404

Advertising

        Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5,532,000, $6,191,000 and $6,748,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Federal Income Taxes

        The Joint Venture is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Joint Venture income in their income tax returns. The Joint Venture Agreement provides for the Joint Venture to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Joint Venture for the applicable period (see Note 11).

        The reported amounts of the Joint Venture's assets and liabilities exceeded the net tax basis by $42,836,000 and $44,151,000 at December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments

        Management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Joint Venture's 10?% Mortgage Notes, based on quoted market prices, was approximately $157.6 million at December 31, 2002. The fair value is not necessarily indicative of the amount the Joint Venture could realize in a current market exchange.

Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to current year presentation, and have no effect on net income.

Note 2.    Certain Risks and Uncertainties

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

        The United Auburn Indian Community ("UAIC") has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open in June or July 2003. Based on its size and proximity, we believe the opening of this new facility will impact our operations. While we cannot predict the extent of the potential impact, it could be significant.

Note 3.    Accounts Receivable

        Components of accounts receivable, net at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Casino receivables	$3,545	$3,654
Hotel receivables	1,498	1,783
Other receivables	160	167

	5,203	5,604
Less: allowance for doubtful accounts	(1,630)	(1,304)

Accounts receivable, net	$3,573	$4,300

        The provision for bad debt expense for the years ended December 31, 2002, 2001 and 2000, was $835,000, $864,000 and $596,000, respectively.

        Included in Other receivables are $64,000 and $95,000 due from Eldorado Hotel & Casino and $68,000 and $59,000 due from Circus Circus Hotel and Casino-Reno as of December 31, 2002 and 2001, respectively.

Note 4.    Property and Equipment

        Property and equipment at December 31, 2002 and 2001 consisted of the following (in thousands)

	2002	2001
Land and Improvements	$28,405	$28,405
Building and other leasehold improvements	271,506	271,517
Furniture, fixtures, and equipment	85,802	84,260
Construction in progress	1,001	38

	386,714	384,220
Less: Accumulated depreciation	(113,774)	(103,245)

Property and equipment, net	$272,940	$280,975

        Substantially all property and equipment of the Joint Venture collateralize the Bank Credit Facility (see Note 7).

Note 5.    Other Assets

        Other assets, net at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
China, glassware, silverware and linens	$298	$289
Debt issuance costs, net	5,772	202
Intangible asset related to SERP (see Note 9)	1,105	—
Cash surrender value of life insurance policies	732	—
Other	62	84

	$7,969	$575

        The initial inventory of china, glassware, silverware and linens is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware, silverware and linens are expensed as used.

        The Joint Venture incurred costs in connection with its issuance of mortgage notes and in connection with its bank credit facilities. Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. The unamortized balance of $202,000 at December 31, 2001 was related to our previous bank credit facility, of which $134,000 was remaining and written-off upon repayment in full on March 5, 2002 in conjunction with our mortgage notes offering. At December 31, 2002, the unamortized balance related to our new bank credit facility was $229,000 and will be amortized over the remaining term of the facility through March 31, 2007. Costs incurred during the year ended December 31, 2001 in connection with our notes offering in the amount of $370,000 were written off due to the postponement of the offering for greater than 90 days. Included in other assets at December 31, 2002 was $5,543,000 in costs related to the completed offering of mortgage notes (see Note 7). The amortization of debt issuance costs included in interest expense was $606,000, $403,000 and $403,000 for the years ended December 31, 2002, 2001 and 2000.

        The Joint Venture accounts for the SERP according to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") (see Note 9). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $1,105,000 at December 31, 2002 has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6.    Accrued and Other Liabilities

        Accrued and other liabilities at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Accrued payroll and related	$2,588	$1,825
Accrued vacation	1,388	1,512
Other	4,375	5,313

	$8,351	$8,650

Note 7.    Long-Term Debt

        Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Amounts due under bank credit facilities at floating interest rates, weighted average of 4.57% and 3.08%, respectively, due March 2007	$9,000	$145,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $570)	159,430	—

	168,430	145,000
Less current portion	—	(10,000)

	$168,430	$135,000

        Scheduled maturities of long-term debt are as follows at December 31, 2002 (in thousands):

2003	$—
2004	—
2005	2,000
2006	6,000
2007	1,000
Thereafter	159,430

$168,430

        On March 5, 2002, the Joint Venture and Capital (the "Issuers") completed an offering of senior secured mortgage notes ("Notes") with a principal amount of $160,000,000 due 2012. Concurrent with issuing the Notes, the Joint Venture entered into a new senior secured credit facility (the "New Credit Facility") for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the "Bank Credit Facility") and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 5).

        The Notes are senior secured obligations which rank equally with all of the Joint Venture's outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers' existing and future assets, which is junior to a security interest in such assets securing the Joint Venture's obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Joint Venture to secure the Notes, which is junior to a pledge of such partnership interests to secure the Joint Venture's obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

        The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which bears interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility reduces as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. During the year ended December 31, 2002, the Joint Venture paid $11,000,000 on its term loan facility which constituted a permanent reduction of that amount in the term loan facility. As of December 31, 2002, under its most restrictive covenants, the Joint Venture had the ability to borrow an additional $10,500,000 of the $20,000,000 available under its revolving credit facility.

        The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of December 31, 2002, the Joint Venture was in compliance with all of its covenants.

        On June 13, 2002, the Joint Venture entered into a fixed-to-floating swap agreement with a $50 million notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Joint Venture received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002. The difference between the amount received and amount paid under such agreement was recorded as a reduction of, or addition to interest expense as incurred over the life of the swap (a reduction of $288,000 for the year ended December 31, 2002). The interest rate swap did not meet the criteria for hedge accounting established by SFAS 133. Accordingly, prior to its termination date, the fair market value of the swap was recorded as an asset or liability in accordance with SFAS 133. On October 8, 2002, the Joint Venture terminated the swap agreement in advance of its scheduled termination date and received $2,327,000 which was recorded as interest rate swap income.

Note 8.    Related Parties

        Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Joint Venture, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

        As a condition to the Bank Credit Facility, Mandalay Resort Group ("MRG") guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Joint Venture as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Joint Venture made payments totaling $563,000, $2,311,000 and $2,523,000 on its guarantee fee commitment for the years ended December 31, 2002, 2001 and 2000, respectively. On March 5, 2002, MRG's obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

        Silver Legacy has utilized a King Air aircraft owned by Recreational Enterprises, Inc. ("REI") for the purpose of providing air service to select customers. During the years ended December 31, 2002, 2001 and 2000, the Joint Venture paid REI $34,000, $31,000 and $17,000, respectively, for such services. Although there is no agreement obligating the Joint Venture to utilize the plane or entitling it to do so, it is anticipated that the Joint Venture will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy's General Manager, Glenn T. Carano, Silver Legacy's Executive Director of Marketing, and Gene R. Carano, a member of the Joint Venture's Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

        Silver Legacy's marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. ("Sierra Leasing") at a flat rate per trip of $2,500 ($1,250 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Joint Venture to Sierra Leasing for the use of the yacht totaled $24,000, $21,000 and $31,000 during 2002, 2001 and 2000, respectively. Although there is no agreement obligating the Joint Venture to utilize the yacht or entitling it to do so, it is anticipated that the Joint Venture will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy's General Manager, Glenn T. Carano, Silver Legacy's Executive Director of Marketing, and Gene R. Carano, a member of the Joint Venture's executive committee.

        In 1998, the Joint Venture began purchasing advertising materials from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Silver Legacy's Executive Director of Marketing. Payments made by the Joint Venture to Lexicon Design, Inc. were $0, $428,000 and $364,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Note 9.    Employee Retirement Plans

        The Joint Venture instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Joint Venture's matching contributions were $286,000, $318,000 and $320,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

        Effective January 1, 2002, the Joint Venture adopted a Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant's highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value.

        The following information summarizes activity in the SERP for the year ended December 31, 2002 (in thousands):

Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,037
Service cost	376
Interest cost	148
Actuarial losses	3

Projected benefit obligation at end of year	$2,564

Fair Value of Plan Assets (1)	$—

Reconciliation of Funded Status
Funded status	$(2,564)
Unrecognized actuarial loss	3
Unrecognized prior service cost	1811

Accrued net periodic pension cost	$(750)

Amounts Recognized in the Consolidated Balance Sheet
Accrued net periodic pension cost	$(750)
Additional minimum liability	(1,105)
Intangible asset	1,105
Accumulated other comprehensive loss	—

Net liability reflected in consolidated balance sheet	$(750)

Components of Net Periodic Pension Cost
Current period service cost	$376
Interest cost	148
Amortization of prior service cost	226
Recognized net actuarial loss	—

Net expense	$750

Weighted Average Assumptions
Discount rate	6.7%
Rate of compensation increase	3.5%

(1)
While the SERP is an unfunded plan, the Joint Venture is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $732,000 at December 31, 2002. The life insurance contracts had a face value of $10,950,000 at December 31, 2002.

Note 10.    Commitments and Contingencies

Letters of Credit

        The New Bank Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of our Bank Credit Facility of which none was outstanding as of December 31, 2002. The prior Bank Credit Facility allowed for the issuance of letters of credit of up to $5,000,000. As of December 31, 2001, the Joint Venture had not drawn against these letters of credit.

Operating Leases

        The Joint Venture leases (land) and equipment under operating leases. Future mimimum payments (expiring from 2003 and thereafter) under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

2003	$58,900
2004	36,300
2005	20,300
2006	4,300
2007	—

$119,800

        Total rental expense under operating leases was $402,000, $548,000 and $482,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

        The Joint Venture is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Joint Venture.

Note 11.    Joint Venture Agreement

        Under the Joint Venture's original partnership agreement, as long as ELLC had the right to select the General Manager of the Silver Legacy, Galleon was entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Joint Venture's operating income (the "Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of the year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

        As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon received 100% of operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001 and 2000, were $10,560,000, and $11,935,000 to ELLC and $10,560,000, and $9,835,000 to Galleon respectively. The allocation to ELLC for the year ended December 31, 2000 included $1,050,000 to adjust for an excess allocation in the same amount to Galleon for the year ended December 31, 1999.

        Concurrent with the issuance of the Notes on March 5, 2002, the Joint Venture's original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the "New Partnership Agreement"). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Joint Venture and payment of distributions and bankruptcy and/or dissolution of the Joint Venture. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership's annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

        Total distributions for the year ended December 31, 2002 were $16,502,000 and $28,605,000 to ELLC and Galleon, respectively. The 2002 distributions included: (i) a distribution to ELLC and Galleon of $1,200,000 each representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2,600,000 each to ELLC and Galleon representing fiscal year 2000 tax distributions, (iii) a $2,103,000 distribution representing the remaining Priority Allocation payment to MRG pursuant to the Joint Venture's original partnership agreement, (iv) a special distribution concurrent with the Notes Offering to ELLC and Galleon of $10,000,000 and $20,000,000, respectively, and (v) a distribution of $2,702,000 each to ELLC and Galleon representing fiscal year 2002 tax distributions.

EXHIBITS INDEX

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
4.1
Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.2
Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.3
Second Amended and Restated Loan Agreement dated as of June 29, 2001 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-Q for the quarter ended June 30, 2001)
4.4
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4 to the Registrants' Form 8-K dated December 31, 2001)
4.5
Interest Rate Swap Agreement, dated as of August 6, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)
4.6
Termination Agreement of Interest Rate Swap, dated as of October 10, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)
4.7	Interest Rate Swap Agreement, dated as of November 12, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A.

4.8	Termination Agreement of Interest Rate Swap, dated as of February 12, 2003, by and between Eldorado Resorts LLC and Bank of America, N.A.
10.1.1
Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.1.2
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.1.3
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File Nos. 333-87202 and 333-87202-01)
10.2.1
Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.2.2
Written Consent in Lieu of Meeting of Members of Eldorado Limited Liability Company (Incorporated by reference to Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)
10.3
Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.4
Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.1
Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.2
Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.3
Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.4
Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.5
Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.6*
Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)

10.7*
Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.8*
Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.9.1
Amended and Restated Credit Agreement, dated November 24, 1997, by and among Circus and Eldorado Joint Venture, the Banks named therein and Bank of America National Trust and Savings Association as Administrative Agent, and the related Note, Amended and Restated Make-Well Agreement and Amended and Restated Deed of Trust. (Incorporated by reference to Exhibit 4 (h) to the quarterly report for the quarterly period ended October 31, 1997 of Circus Circus Enterprises, Inc. (Mandalay Resort Group) (Commission File No. 1-8570)
10.9.2
Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, the banks referred to therein and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.3
Guaranty dated as of March 5, 2002, made by Silver Legacy Capital Corp., in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.3 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.4
Second Amended and Restated Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.4 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.5
Guarantor Security Agreement, dated as of March 5, 2002, by and between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.5 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.6
Second Amended and Restated Deed of Trust, dated as of February 26, 2002, but effective March 5, 2002, by and among Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.6 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.7
Second Amended and Restated Assignment of Rent and Revenues entered into as of February 26, 2002, but effective as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.7 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.8
Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, by and between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9.8 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.9.9
Intercreditor Agreement, dated as of March 5, 2002, by and among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.9.9 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.1
Indenture, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.1 to the Registrants' Form 10-K for the year ended December 31, 2001)

10.10.2
Deed of dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of the Bank of New York. (Incorporated by reference to Exhibit 10.10.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.3
Security Agreement, dated as of March 5, 2002, by and between Circus and Eldorado Joint Venture and Silver Legacy Corp. for the benefit of The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.3 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.4
Assignment of Rent and Revenues entered into as of February 26, 2002, by and between Circus and Eldorado Joint Venture and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.4 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.5
Collateral Account Agreement, dated as of March 5, 2002, by and among Circus and Eldorado Joint Venture, Silver Legacy Capital Corp., and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 10.10.5 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.10.6
Environmental Indemnity Agreement entered into as of March 5, 2002, by Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 10.10.6 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.11
Operating Agreement of Tamarack Crossings LLC dated as of December 13, 2000 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert E. Armstrong, Donald L. Carano and Patrick C. Sullivan. (Incorporated by reference to Exhibit 10.12 to the Registrants' Form 10-K for the year ended December 31, 2000)
10.12
Operating Agreement of MindPlay LLC dated as of July 1, 2000 by and among Eldorado Resorts LLC, Avereon Research LTD. and others, and Amendment thereto. (Incorporated by reference to Exhibit 10.13 to the Registrants' Form 10-K for the year ended December 31, 2000)
10.13
Articles of Merger dated May 31, 2001 by and between Tamarack Partners, LLC and Tamarack Crossings, LLC. (Incorporated by reference to Exhibit 10.14 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
10.14
Unit Option Agreement dated June 29, 2001 by and among The Robert and Nana Sullivan Family Trust and Eldorado Resorts LLC. (Incorporated by reference to Exhibit 10.15 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
10.15
First Amendment to Operating Agreement of Tamarack Crossings, LLC dated as of June 29, 2001 by and among Eldorado Resorts LLC, The Robert and Nana Sullivan Family Trust, Robert G. Armstrong, Donald L. Carano and Patrick C. Sullivan. (Incorporated by reference to Exhibit 10.16 to the Registrants' Form 10-Q for the quarterly period ended June 30, 2001)
16	Letter from Arthur Andersen LLP. (Incorporated by reference to Exhibit 16 to the Registrant's Form 8-K dated May 24, 2002)
21	List of Subsidiaries.
99.1	Certification of Donald L. Carano
99.2	Certification of Robert M. Jones
99.3	Certification of Gene R. Carano

*
Constitutes a management contract or compensatory plan or arrangement.

QuickLinks

FORM 10-K
PART I
Item 1. Business.
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
Item 10. Directors and Executive Officers of the Registrants.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Controls and Procedures.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
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
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) CONSOLIDATED BALANCE SHEETS As of December 31, 2002 and 2001 (In thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001 and 2000 (In thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY For the Years Ended December 31, 2002, 2001 and 2000 (In thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000 (In thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS