Form 10-Q
period 2003-03-31
ELDORADO RESORTS LLC
filed 2003-05-14
CIK 1022644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number 333-11811

ELDORADO RESORTS LLC ELDORADO CAPITAL CORP.
(Exact names of registrants as specified in their charters)

Nevada Nevada	88-0115550 88-0367075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Virginia Street, Reno, Nevada 89501
(Address of principal executive offices, including zip code)

(775) 786-5700
(Registrants’ telephone number, including area code)

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at May 13, 2003: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets.
Unaudited Condensed Consolidated Statements of Income
Unaudited Condensed Consolidated Statements of Members’ Equity
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$7,095	$8,135
Restricted cash	152	152
Accounts receivable, net	3,136	3,148
Inventories	2,196	2,449
Prepaid expenses	1,862	2,190
Total current assets	14,441	16,074

Investment in joint ventures	63,826	64,149

Property and equipment, net	129,671	130,354

Other assets, net	6,830	7,067
Total assets	$214,768	$217,644

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$352	$344
Current portion of capital lease obligations	121	112
Accounts payable	4,145	4,190
Interest payable	1,101	3,372
Accrued and other liabilities	7,805	7,267
Due to members and affiliates	48	238
Total current liabilities	13,572	15,523

Long-term debt, less current portion	84,246	84,691

Capital lease obligations, less current portion	34	63

Other liabilities	630	634
Total liabilities	98,482	100,911

Minority interest	5,631	5,638

Members’ equity	110,655	111,095
Total liabilities and members’ equity	$214,768	$217,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Operating Revenues:
Casino	$22,303	$20,957
Food, beverage and entertainment	10,264	10,735
Hotel	3,636	3,438
Other	1,267	1,223
	37,470	36,353
Less: Promotional allowances	(4,695)	(4,148)

Net operating revenues	32,775	32,205

Operating Expenses:
Casino	11,887	11,370
Food, beverage and entertainment	6,847	7,424
Hotel	1,557	1,682
Other	382	373
Selling, general and administrative	6,968	6,643
Depreciation	2,817	3,083

Total operating expenses	30,458	30,575

Equity in Income of Unconsolidated Affiliates	31	1,828

Operating Income	2,348	3,458

Other Income (Expense):
Equity in loss of unconsolidated affiliate	(78)	—
Interest rate swap loss	(163)	—
Loss on bond repurchase	(267)	—
Interest expense, net	(2,287)	(2,721)

Total other income (expense)	(2,795)	(2,721)

Income Before Minority Interest	(447)	737

Minority Interest	7	(65)

Net Income (Loss)	$(440)	$672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(dollars in thousands)

BALANCE, January 1, 2003	$111,095

Net Loss	(440)

BALANCE, March 31, 2003	$110,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(440)	$672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,817	3,083
Amortization of debt issue costs	98	113
Loss on bond repurchase	267	—
Equity in (income) loss of unconsolidated affiliates	47	(1,828)
Minority interest	(7)	65
Loss on sale of property and equipment	17	12
Decrease (Increase) in—
Restricted cash	—	206
Accounts receivable, net	12	513
Inventories	253	419
Prepaid expenses	328	(300)
(Decrease) Increase in—
Accounts payable	(45)	120
Interest payable	(2,271)	(2,602)
Accrued and other liabilities, due to members and affiliates and other liabilities	344	1,471

Net cash provided by operating activities	1,420	1,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,219)	(1,154)
Proceeds from sale of property and equipment	68	—
Distributions from unconsolidated affiliates	276	13,842
Minority interest in distributions	—	(526)
Decrease in other assets, net	19	—

Net cash provided by (used in) investing activities	(1,856)	12,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	15,509	9,541
Principal payments on long-term and capital leases	(8,112)	(24,350)
Payment on bond repurchase	(8,001)	—

Net cash used in financing activities	(604)	(14,809)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,040)	(703)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,135	9,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,095	$9,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest	$4,458	$5,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      General

The condensed consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”) a Nevada limited liability company, Eldorado Capital Corp., (“Capital”), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company (“ELLC”) (together, the “Company”).  Capital was established solely for the purpose of serving as a co-issuer of the 10½% Senior Subordinated Notes due 2006 issued by Resorts and Capital and, as such, Capital does not have any operations, assets or revenues.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.  The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 2002.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  The Company adopted SFAS No. 143 effective January 1, 2003.  The adoption of this statement did not have a material impact on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions.  This statement is effective for fiscal years and interim periods beginning after December 15, 2001.  The Company therefore adopted SFAS No. 144 in January 2002.  The Company periodically evaluates its long-lived assets for impairment.  Adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income.  SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified.  In May 2002, the Company adopted this statement.  The fiscal 2003 loss on repurchase of bonds, net of unamortized bond fees, was $267,000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Company adopted SFAS No. 146 effective January 1, 2003.  The adoption of this statement did not have a material impact on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  Adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special-purpose entities”.  Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For public companies, all interests acquired before February 1, 2003, must follow the new rules in accounting periods beginning after June 15, 2003.  The Company has not yet evaluated the impact FIN 46 is expected to have on the Company’s financial condition or results of operations.

2.                                      Senior Subordinated Notes

On July 31, 1996, Resorts and Capital (the “Issuers”) sold $100,000,000 in aggregate principal amount of 10½% Senior Subordinated Notes due 2006 (the “Notes”).  The Notes are joint and several obligations of the Issuers.  The Notes mature on August 15, 2006 and bear interest at the rate of 10½% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.  Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers with terms identical to the Notes.  The exchange of the originally issued Notes for the registered Notes was completed on February 26, 1997.  The Company purchased $10.2 million, $2.0 million and $5.2 million principal amount of the Notes on the open market in October 2001, June 2002, and August 2002, respectively.  In January 2003, the Company purchased an additional $7.9 million principal amount of the Notes on the open market.

3.                                      Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2003	December 31, 2002

10½% Senior Subordinated Notes	$74,841	$82,695
Outstanding portion of reducing revolver credit facility	8,500	1,000
Notes payable to individuals	1,257	1,340
	84,598	85,035
Less-Current portion	(352)	(344)
	$84,246	$84,691

The 10½% Senior Subordinated Notes mature on August 15, 2006 and bear interest at the rate of 10½% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

The Company has a senior secured revolving credit facility of $40 million (the “New Credit Facility”). The amount of credit available pursuant to the New Credit Facility reduced to $38.4 million on March 31, 2003 and reduces by $1.6 million at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  As of March 31, 2003, the Eurodollar rate was 1.31% and the Base Rate was 4.25%. The Eurodollar rate was 1.37% and the Base Rate was 4.25% as of December 31, 2002. The effective rate of interest on borrowings under the New Credit Facility was 3.67% per annum as of March 31, 2003.

In January 2003, the Company purchased $7.9 million principal amount of its 10½% Notes on the open market.  The Company borrowed $8.0 million under its New Credit Facility to facilitate the purchase.  The Notes were purchased at a premium resulting in a loss of $267,000 after writing off unamortized fees relating to the debt issue.

The notes payable to individuals are due in monthly installments of $34,614 and $3,000, including monthly interest at 9% and prime plus 2% (6.25% at March 31, 2003), to August 14, 2006 and May 16, 2004, respectively, when the principal balance is due. The notes are secured by real property.

                                                The New Credit Facility and the indenture relating to the 10½% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions.  As of March 31, 2003, the Company was in compliance with all of its covenants.

4.                                      Investment in Joint Ventures

The Silver Legacy was developed by the Circus and Eldorado Joint Venture (the “Silver Legacy Joint Venture”), which was formed pursuant to the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Joint Venture Agreement”), between ELLC and Galleon, Inc. (“Mandalay Sub”).  Under the terms of the Original Joint Venture Agreement, ELLC and Mandalay Sub (each a “Partner” and, together, the “Partners”) each acquired a 50% interest in the Silver Legacy Joint Venture (each Partner’s “Percentage Interest”).  Each of the Partners was obligated to contribute cash or property to the Silver Legacy Joint Venture with a value approximating 15% of the total budgeted cost for developing and constructing the Silver Legacy. To satisfy their respective contribution obligations, ELLC contributed the land on which Silver Legacy was constructed, at an agreed value of $25 million, and $26.9 million in cash, and Mandalay Sub contributed $51.9 million in cash. In addition, pursuant to the Original Joint Venture Agreement, Mandalay Sub’s parent corporation, Mandalay Resort Group, provided certain loans to the Silver Legacy Joint Venture relating to the development and construction of the Silver Legacy (the remaining balance of which was repaid in 1997) and also provided credit support for a $230 million credit agreement originally entered into by the Silver Legacy Joint Venture on May 30, 1995 (the “Original Silver Legacy Credit Agreement”) to fund the balance of the Silver Legacy’s development and construction costs.  In return, Mandalay Resort Group received from the Silver Legacy Joint Venture an annual fee equal to 1.5% of the average outstanding principal balance of such financing until March 5, 2002.

On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the “New Joint Venture Agreement”), certain terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly-owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”).  Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that will amortize over a period of five years and a $20.0 million revolving facility with a five year maturity (the “New Silver Legacy Credit Agreement”), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the New Silver Legacy Credit Agreement.  The New Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture.  The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the New Silver Legacy Credit Agreement.

Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a “Liquidating Event,” the Silver Legacy Joint Venture will be required by the New Joint Venture Agreement to make distributions to its Partners as follows:

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

(b) Annual distributions of remaining “Net Cash From Operations” in proportion to the Percentage Interests of the Partners.

(c) Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (a) and (b) above, provided in each case that both Partners agree in writing to the distribution in advance thereof.

As defined in the New Joint Venture Agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Silver Legacy Joint Venture, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Silver Legacy Joint Venture, including interest and scheduled principal payments on Silver Legacy Joint Venture indebtedness, including indebtedness owed to the Partners, if any, (ii) all capital expenditures made by the Silver Legacy Joint Venture, and (iii) such reasonable reserves as the Partners deem necessary in good faith and in the best interests of the Silver Legacy Joint Venture to meet anticipated future obligations and liabilities of the Silver Legacy Joint Venture (less any release of reserves previously established, as similarly determined).

Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	March 31, 2003	December 31, 2002

Current assets	$18,979	$23,627
Property and equipment, net	270,882	272,940
Other assets, net	7,766	7,969
Total assets	$297,627	$304,536

Current liabilities	$12,441	$17,185
Long-term liabilities	168,504	170,285
Partners’ equity	116,682	117,066
Total liabilities and partners’ equity	$297,627	$304,536

Summarized results of operations (in thousands):

	Three Months Ended March 31,
	2003	2002

Net Revenues	$33,499	$36,370
Operating Expenses	(29,501)	(30,190)

Operating Income	3,998	6,180
Other (Expense)	(4,382)	(2,768)

Net Income (Loss)	$(384)	$3,412

Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the “Tamarack Entities”), to develop, own and operate Tamarack Junction (“Tamarack”), a small casino then being constructed in south Reno, Nevada.  In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity, in which Resorts owns a 21.25% interest.  Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 21.25% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. The business and affairs of the Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated “Chief Executive Manager” and is responsible for overseeing the day-to-day operations of the Tamarack. Resorts has designated Gene Carano as its representative.  Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members.  Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.  At March 31, 2003, Resorts’ equity investment in Tamarack Crossings, LLC was $3.5 million.  The Company’s investment in Tamarack is accounted for using the equity method of accounting.  Equity in income related to Tamarack for the three months ended March 1, 2003 and 2002 was $223,000 and $122,000, respectively.

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations (“MindPlay”).  MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed.  The MindPlay Entity, in which Resorts owns a 19% interest, is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. At March 31, 2003, Resorts’ equity investment in the MindPlay Entity was $1.0 million.  Equity in net loss related to MindPlay for the three months ended March 31, 2003 was $78,000.  The Company’s investment in MindPlay is accounted for using the equity method of accounting.

The Company’s equity in earnings of the Silver Legacy Joint Venture and Tamarack is reported as a component of operating income since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino operations.  The Company’s equity in earnings of MindPlay is reported as a component of non-operating income since MindPlay operates in a dissimilar line of business than the Company.

5.                                      Certain Risks and Uncertainties

A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California.  A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company’s operating results.  On September 10, 1999, California lawmakers approved a constitutional amendment that would give Native American tribes the right to offer slot machines and a range of house-banked card games.  On March 7, 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations.

The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. has announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open in June 2003.  Based on its size and proximity, we believe the opening of this new facility will impact our operations.  While we cannot predict the extent of the potential impact, it could be significant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Eldorado Resorts LLC (“Resorts”) was formed in June 1996 to be the successor to Eldorado Hotel Associates Limited Partnership (the “Predecessor Partnership”) pursuant to an exchange of all the outstanding partnership interests in the Predecessor Partnership for membership interests in Resorts (the “Reorganization”).  The Reorganization was effective on July 1, 1996.  Resorts owns and operates the Eldorado Hotel & Casino (the “Eldorado”), a premier hotel/casino and entertainment facility in Reno, Nevada.  In addition to owning the Eldorado, Resorts’ 96% owned subsidiary, Eldorado Limited Liability Company, a Nevada limited liability company (“ELLC”), owns a 50% interest in a joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major themed hotel/casino located adjacent to the Eldorado. Resorts, ELLC and Eldorado Capital Corp. (“Capital”), a wholly-owned subsidiary of Resorts, which holds no significant assets and conducts no business activity, are collectively referred to as the “Company.”

The Company accounts for its investment in the Silver Legacy Joint Venture, Tamarack and MindPlay utilizing the equity method of accounting.  MindPlay is currently in the developmental stage.  The Company’s consolidated net income (loss) includes its proportional share of the Silver Legacy Joint Venture’s, Tamarack’s, and MindPlay’s net income (loss) before taxes.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life.  Judgments are made in determining estimated useful lives and salvage values of these assets.  The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets.  We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.  At March 31, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Self Insurance Reserves

The Eldorado is self insured for our group health and workmens’ compensation programs.  We utilize historical claims information provided by our third party administrators to make estimates for known pending claims as well as claims that have been incurred, but not reported as of the balance sheet date.  In order to mitigate our potential exposure, we have an individual claim stop loss policy on our group health claims and an aggregate stop loss policy on our workmens’ compensation claims.  If we become aware of significant claims or material changes affecting our estimates, we would increase our reserves in the period in which we made such a determination and record the additional expense.

Recent Developments

A significant portion of the Company’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date.  In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California.  The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. has announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open in June 2003.  Based on its size and proximity, we believe the opening of this new facility will impact our operations.  While we cannot predict the extent of the potential impact, it could be significant.

Approvals have been obtained for two public works projects in the downtown area of Reno.  The first project will lower the train tracks which run through Reno’s downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities.  Construction on this project is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area.  The second project involves the construction of a downtown special events center next to the National Bowling Stadium.  This project is expected to be finished in 2005.  At this time, we cannot determine the effect of these projects on our operations, particularly during their construction periods.

The following discussion of the Company’s operations relates to the Eldorado except as otherwise indicated.

Three Months Ended March 31, 2003 Compared to
Three Months Ended March 31, 2002

Net Revenues

Net revenues increased by approximately $0.6 million, or 1.8%, to $32.8 million for the three months ended March 31, 2003 compared to $32.2 million for the same period in 2002.  The increase in net revenues resulted from increases in casino and hotel revenues partially offset by a decrease in entertainment revenues.  Increased competition from Native American gaming and a weak California economy continued to pose a challenge for the three months ended March 31, 2003.  The Company enhanced its “Club Eldorado” program on July 1, 2002, allowing customers to view and redeem earned complimentaries throughout the property and offering discounts at the showroom and food outlets.  Management feels the enhanced program has provided additional customer loyalty and has added to its customer base.

Casino revenues increased by approximately $1.3 million, or 6.4%, to $22.3 million for the three months ended March 31, 2003 compared to $21.0 million for the same period in 2002.  The increase in casino revenues was primarily due to increases in games and slot volume as compared to the previous period.  Management feels the enhanced “Club Eldorado” program is directly related to the increase in gaming volume.

Food, beverage and entertainment revenues decreased by approximately $0.5 million, or 4.4%, to $10.3 million for the three months ended March 31, 2003 compared to $10.7 million during the same period in 2002. The decrease was primarily due to a reduction in entertainment revenue as a result of lower showroom occupancy in first quarter of 2003 as compared to the same period in 2002.

Hotel revenues increased by approximately $0.2 million, or 5.8%, to $3.6 million for the three months ended March 31, 2003 compared to $3.4 million during the same period in 2002.  The increase was due primarily to increases in the Company’s average daily rate (“ADR”) and hotel occupancy to approximately $52 and 87%, respectively, in the first quarter of 2003 as compared to $49 and 86%, respectively, in the first quarter of 2002.  In 2002, the hotel occupancy was affected by an energy conservation retrofit of our hotel rooms, completed in March 2002, which reduced the number of available room nights in the quarter by approximately 3,300.  For the three months ended March 31, 2003, the hotel occupancy was affected by hotel remodeling which reduced the number of available room nights by approximately 800.

Promotional allowances, expressed as a percentage of casino revenues, were 21.1% for the first quarter of 2003 compared to 19.8% for the same period in 2002.  This increase is primarily related to the enhanced “Club Eldorado” program.

Operating Expenses

The Company’s operating expenses decreased by approximately $0.1 million, or 0.4%, to $30.5 million for the three months ended March 31, 2003 from $30.6 million during the same period in 2002. The decrease is primarily attributable to decreases in food, beverage and entertainment expenses, partially offset by an increase in casino expenses.

Casino expenses increased by $0.5 million, or 4.6%, to $11.9 million for the three months ended March 31, 2003 from $11.4 million during the same period in 2002 due to increases in casino promotions in the first quarter of 2003.

Food, beverage and entertainment expenses decreased by $0.6 million, or 7.8%, to approximately $6.8 million for the three months ended March 31, 2003 from approximately $7.4 million during the same period in 2002. The decrease is primarily due to lower food expenses, partly due to lower restaurant customer counts, and lower showroom professional services and advertising expenses.

Hotel expenses decreased by approximately $0.1 million, or 7.4%, to $1.6 million for the three months ended March 31, 2003 from $1.7 million during the same period in 2002 primarily due to decreases in overall hotel operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million, or 5.0%, to $7.0 million for the three months ended March 31, 2003 from $6.6 million as compared to the same period in 2002 primarily as a result of an increase in utility expenses and general liability insurance costs for the three months ended March 31, 2003 as compared to the same period in 2002.

Depreciation

Depreciation for the three months ended March 31, 2003 was $2.8 million compared to $3.1 million for the same period in 2002, a decrease of 8.6%, due to some assets becoming fully depreciated.

Equity in Income of Unconsolidated Affiliates

Earnings from the Company’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, for the three months ended March 31, 2003 were $31,000 as compared to $1.8 million for the same period in 2002, a decrease of approximately $1.8 million.  Equity in income of the Silver Legacy Joint Venture decreased approximately $1.8 million for the three months ended March 31, 2003 compared to the same period in 2002.  Equity in income in Tamarack increased approximately $100,000 for the three months ended March 31, 2003 compared to the same period in 2002.

Other Income (Expense)

Other income (expense) is comprised of interest expense, equity in loss of unconsolidated affiliate, loss on repurchase of bonds and interest rate swap loss.  Interest expense is net of capitalized interest and interest income.  For the three months ended March 31, 2003, interest expense decreased by approximately $0.4 million, or 16.0%, to $2.3 million for the three months ended March 31, 2003 compared to $2.7 million for the same period in 2002 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate for the three months ended March 31, 2003 as compared to the same period in 2002.  The decrease in average outstanding borrowings is partly due to the Company’s purchase of $10.2 million, $2.0 million and $5.2 million principal amount of its 10½% Notes on the open market in October 2001, June 2002 and August 2002, respectively.  In January 2003, the Company purchased an additional $7.9 million principal amount of its 10½% Notes on the open market.  The Company recognized a $267,000 loss on the January 2003 purchase of 10½% Notes, net of unamortized fees relating to the debt issue.  The Company also recognized a $0.2 million loss from an interest rate swap agreement and equity in loss of its unconsolidated affiliate of $78,000.

Net Income (Loss)

As a result of the factors described above, the Company incurred a loss of $0.4 million compared to a gain of $0.7 million during the same period in 2002.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10½% Notes.  Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds.  Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $1.9 million during the same period of the prior year.

At March 31, 2003, the Company had $7.1 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letter of credit, it had approximately $29.2 million available pursuant to its New Credit Facility (as defined below) all of which could be utilized under the most restrictive of our loan covenants.  The Company’s borrowing capacity under those covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.  On July 17, 2001, the Company’s credit facility was amended and restated (the “New Credit Facility”).  The New Credit Facility provides for a senior secured revolving credit facility of $40 million.  The amount of credit available pursuant to the New Credit Facility reduced to $38.4 million on March 31, 2003 and reduces by $1.6 million at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  The effective rate of interest on borrowings under the New Credit Facility at March 31, 2003 was 3.67% per annum.

The New Credit Facility is secured by substantially all of the Company’s real property.  The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases.  The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement.  As of March 31, 2003 the Company was in compliance with all provisions of the New Credit Facility.

As of March 31, 2003, the Company had outstanding (i) $74.8 million in aggregate principal amount of the 10½% Notes, (ii) $8.5 million of borrowings and an additional $0.7 million of letter of credit under the New Credit Facility and (iii) $0.9 million of other long term debt (net of current portion).

Cash used in investing activities for the three months ended March 31, 2003 was $1.9 million compared to cash provided by investing activities of $12.2 million for the three months ended March 31, 2002.  In 2003, cash used in investing activities related primarily to capital expenditures relating to slot purchases, our hotel remodeling and various equipment purchases.  Distributions from unconsolidated affiliates decreased $13.6 million to $0.3 million for the three months ended March 31, 2003 compared to $13.9 million for the same period in 2002 when ELLC received from the Silver Legacy Joint Venture a special distribution of $10.0 million at the time of issuance of the Silver Legacy Notes and a $2.6 million prior year tax distribution which was made on February 28, 2002.  Capital spending for the three months ended March 31, 2003 increased $1.1 million to $2.2 million compared to $1.2 million for the three months ended March 31, 2002.

Cash used in financing activities was $0.6 million for the three months ended March 31, 2003, compared to $14.8 million for the three months ended March 31, 2002.  For the three months ended March 31, 2003, the Company purchased $7.9 million principal amount of its 10½% Notes facilitated by borrowing $8.0 million under the New Credit Facility.  For the three months ended March 31, 2002, the Company reduced the outstanding portion of the New Credit Facility by $14.75 million utilizing the aforementioned distributions to ELLC from the Silver Legacy Joint Venture in the aggregate amount of $12.6 million.

The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.  For the three months ended March 31, 2003 and 2002, Resorts made no distributions to its members.

The Company’s future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases.  The Company’s anticipated uses of cash in the near term will be for recurring capital expenditures and debt service.  We believe our capital resources are adequate to meet our obligations including the funding of our debt service and recurring capital expenditures.  The Company has placed on the market for sale its 90 acres of land located in Verdi, Nevada.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  The Company has based these forward-looking statements on its current expectations about future events.  These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions.  Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001.  Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect the Company’s Future Results” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2002.  This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its variable rate debt.  The Company evaluates its exposure to this market risk by monitoring interest rates in the marketplace.  We do not utilize derivative financial instruments for trading purposes.  Other than changes in the amount of variable rate debt from time to time outstanding, there were no material quantitative changes in the Company’s market risk exposure, or how risks were managed during the three months ended March 31, 2003.

The indebtedness outstanding under the New Credit Facility as of March 31, 2003, representing all of the Company’s then outstanding variable rate debt, totaled $8.5 million.  As of March 31, 2003, the interest rate on the New Credit Facility was LIBOR plus 2.5%.  Under the terms of our New Credit Facility, we may borrow up to $38.4 million, subject to our compliance with applicable covenants.  To the extent we increase the amount of our indebtedness under the New Credit Facility, we will increase our exposure to market risk in the form of fluctuations in interest rates.  For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption “Liquidity and Capital Resources.”

Item 4.  Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Resorts’ and Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Resorts and Capital concluded that the Company’s disclosure controls and procedures are effective in timely making known to them by others within the Company material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II.                                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

99.1

Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

99.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350

99.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350

(b)                                  Reports on Form 8-K

No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: May 13, 2003	By:	/s/ Donald L. Carano
Donald L. Carano
Chief Executive Officer, President and Presiding Manager

Date: May 13, 2003	By:	/s/ Robert M. Jones
Robert M. Jones
Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: May 13, 2003	By:	/s/ Donald L. Carano
Donald L. Carano
President

Date: May 13, 2003	By:	/s/ Gene R. Carano
Gene R. Carano
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Donald L. Carano, Chief Executive Officer, President and Presiding Manager of the Board of Managers of Eldorado Resorts LLC and President and Chief Executive Officer of Eldorado Capital Corp., certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the “registrant”);

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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

By:	/s/ Donald L. Carano
Donald L. Carano
Chief Executive Officer, President and Presiding Manager of Eldorado Resorts LLC and President and Chief Executive Officer of Eldorado Capital Corp.

I, Robert M. Jones, Chief Financial Officer of Eldorado Resorts LLC, certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the “registrant”);

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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

By:	/s/ Robert M. Jones
Robert M. Jones
Chief Financial Officer of Eldorado Resorts LLC

I, Gene R. Carano, Chief Financial Officer of Eldorado Capital Corp., certify that:

(1)          I have reviewed this quarterly report on Form 10-Q of Eldorado Resorts LLC and Eldorado Capital Corp. (collectively, the “registrant”);

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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

By:	/s/ Gene R. Carano
Gene R. Carano
Chief Financial Officer of Eldorado Capital Corp.

EXHIBIT INDEX

Exhibit Number	Description

99.1

Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

99.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350

99.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350