Form 10-Q
period 2003-06-30
ELDORADO RESORTS LLC
filed 2003-08-13
CIK 1022644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2003.

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at August 12, 2003: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,015	$8,135
Restricted cash	152	152
Accounts receivable, net	3,028	3,148
Inventories	2,276	2,449
Prepaid expenses	1,460	2,190
Total current assets	14,931	16,074

Investment in joint ventures	65,708	64,149

Property and equipment, net	128,918	130,354

Other assets, net	5,223	7,067
Total assets	$214,780	$217,644

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$357	$344
Current portion of capital lease obligations	123	112
Accounts payable	3,560	4,190
Interest payable	3,275	3,372
Accrued and other liabilities	7,641	7,267
Due to members and affiliates	93	238
Total current liabilities	15,049	15,523

Long-term debt, less current portion	78,656	84,691

Capital lease obligations, less current portion	2	63

Other liabilities	622	634
Total liabilities	94,329	100,911

Minority interest	5,700	5,638

Members’ equity	114,751	111,095
Total liabilities and members’ equity	$214,780	$217,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenues:
Casino	$21,656	$24,278	$43,960	$45,235
Food, beverage and entertainment	10,219	10,931	20,483	21,666
Hotel	4,351	4,228	7,987	7,666
Other	1,394	1,347	2,661	2,570
	37,620	40,784	75,091	77,137
Less: Promotional allowances	(4,371)	(4,140)	(9,066)	(8,288)

Net operating revenues	33,249	36,644	66,025	68,849

Operating Expenses:
Casino	11,868	12,096	23,755	23,466
Food, beverage and entertainment	7,141	8,017	13,988	15,441
Hotel	1,851	1,777	3,408	3,459
Other	375	519	757	893
Selling, general and administrative	6,644	6,553	13,612	13,196
Depreciation	2,741	2,982	5,558	6,065

Total operating expenses	30,620	31,944	61,078	62,520

Equity in Income of Unconsolidated Affiliates	2,952	2,478	2,983	4,306

Operating Income	5,581	7,178	7,930	10,635

Other Income (Expense):
Equity in loss of unconsolidated affiliate	(75)	—	(153)	—
Interest rate swap loss	—	—	(163)	—
Gain (Loss) on bond repurchase	—	35	(267)	35
Gain on sale of land	906	—	906	—
Interest expense, net	(2,213)	(2,579)	(4,500)	(5,300)

Total other income (expense)	(1,382)	(2,544)	(4,177)	(5,265)

Income Before Minority Interest	4,199	4,634	3,753	5,370

Minority Interest	(104)	(90)	(97)	(155)

Net Income	$4,095	$4,544	$3,656	$5,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(dollars in thousands)

BALANCE, January 1, 2003	$111,095

Net Income	3,656

BALANCE, June 30, 2003	$114,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,656	$5,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,558	6,065
Amortization of debt issue costs	194	227
Loss (Gain) on bond repurchase, net of unamortized bond fees	267	(35)
Equity in income of unconsolidated affiliates	(2,830)	(4,306)
Minority interest	97	155
Loss on sale of property and equipment	14	4
Gain on sale of land	(906)	—
Decrease (Increase) in—
Restricted cash	—	206
Accounts receivable, net	120	(105)
Inventories	173	388
Prepaid expenses	730	388
Increase (Decrease) in—
Accounts payable	(630)	49
Interest payable	(97)	(7)
Accrued and other liabilities, due to members and affiliates and other liabilities	216	1,045

Net cash provided by operating activities	6,562	9,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,208)	(1,952)
Proceeds from sale of property and equipment	75	8
Proceeds from sale of land	2,463	—
Distributions from unconsolidated affiliates	1,271	15,549
Minority interest in distributions	(35)	(589)
Increase in joint venture investments	—	(200)
Increase in other assets, net	(30)	—

Net cash provided by (used in) investing activities	(464)	12,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	23,259	14,548
Principal payments on long-term debt and capital leases	(21,476)	(33,452)
Payment on bond repurchase	(8,001)	(1,930)
Distributions	—	(2,000)

Net cash used in financing activities	(6,218)	(22,834)

DECREASE IN CASH AND CASH EQUIVALENTS	(120)	(729)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,135	9,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,015	$9,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest	$4,577	$5,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              General

The condensed consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”), a Nevada limited liability company, Eldorado Capital Corp. (“Capital”), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company (“ELLC”) (together, the “Company”).  Capital was established solely for the purpose of serving as a co-issuer of the 10½% Senior Subordinated Notes due 2006 issued by Resorts and Capital and, as such, Capital does not have any operations, assets or revenues.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.  The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income.  SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 is required to be reclassified.  In May 2002, the Company adopted this statement.  The fiscal 2003 loss and 2002 gain on repurchase of bonds, net of unamortized bond fees, was $267,000 and $35,000, respectively.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special-purpose entities”.  Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For public companies, all interests acquired before February 1, 2003, must follow the new rules in accounting periods beginning after June 15, 2003.  Adoption of FIN 46 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133.  This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

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

3.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2003	December 31, 2002

10½% Senior Subordinated Notes	$74,841	$82,695
Outstanding portion of reducing revolver credit facility	3,000	1,000
Notes payable to individuals	1,172	1,340
	79,013	85,035
Less—Current portion	(357)	(344)
	$78,656	$84,691

The 10½% Senior Subordinated Notes mature on August 15, 2006 and bear interest at the rate of 10½% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

The Company has a senior secured revolving credit facility of $40 million (the “New Credit Facility”). The amount of credit available pursuant to the New Credit Facility reduced to $36.8 million on June 30, 2003 and reduces by $1.6 million at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  As of June 30, 2003, the Eurodollar rate was 1.11% and the Base Rate was 4.0%. The Eurodollar rate was 1.37% and the Base Rate was 4.25% as of December 31, 2002. The effective rate of interest on borrowings under the New Credit Facility was 4.16% per annum as of June 30, 2003.

In January 2003, the Company purchased $7.9 million principal amount of its 10½% Notes on the open market.  The Company borrowed $8.0 million under its New Credit Facility to facilitate the purchase.  The Notes were purchased at a premium resulting in a loss of $267,000 after writing off unamortized fees relating to the debt issue.

The notes payable to individuals are due in monthly installments of $34,614 and $3,000, including monthly interest at 9% and prime plus 2% (6.0% at June 30, 2003), to August 14, 2006 and May 16, 2004, respectively, when the principal balance is due. The notes are secured by real property.

The New Credit Facility and the indenture relating to the 10½% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions.  As of June 30, 2003, the Company was in compliance with all of its covenants.

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

Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a “Liquidating Event,” the Silver Legacy Joint Venture will be required by the New Joint Venture Agreement to make distributions to its Partners as follows:

(a) Tax distributions equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates were 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

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

Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	June 30, 2003	December 31, 2002

Current assets	$24,790	$23,627
Property and equipment, net	269,871	272,940
Other assets, net	7,697	7,969
Total assets	$302,358	$304,536

Current liabilities	$18,300	$17,185
Long-term liabilities	163,724	170,285
Partners’ equity	120,334	117,066
Total liabilities and partners’ equity	$302,358	$304,536

Summarized results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$40,810	$41,337	$74,309	$77,707
Operating expenses	(32,104)	(32,288)	(61,605)	(62,478)
Operating income	8,706	9,049	12,704	15,229
Other (expense)	(3,234)	(4,333)	(7,616)	(7,101)
Net income	$5,472	$4,716	$5,088	$8,128

Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the “Tamarack Entities”), to develop, own and operate Tamarack Junction (“Tamarack”), a small casino then being constructed in south Reno, Nevada.  In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity, in which Resorts owns a 21.25% interest.  Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 21.25% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. The business and affairs of Tamarack are managed by four members of Tamarack Crossings, LLC, including Resorts, which has been designated “Chief Executive Manager” and is responsible for overseeing the day-to-day operations of Tamarack. Resorts has designated Gene Carano as its representative.  Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members.  Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.  At June 30, 2003, Resorts’ equity investment in Tamarack Crossings, LLC was $3.7 million.  The Company’s investment in Tamarack is accounted for using the equity method of accounting.  Equity in income related to Tamarack for the six months ended June 30, 2003 and 2002 was $439,000 and $243,000, respectively, and for the three months ended June 30, 2003 and 2002 was $216,000 and $121,000, respectively.

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which, if successfully completed, will permit the tracking and surveillance of pit gaming operations (“MindPlay”).  MindPlay is in the developmental stage and there is no assurance that the system will ever be successfully developed and marketed.  The MindPlay Entity, in which Resorts owns a 19% interest, is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. At June 30, 2003, Resorts’ equity investment in the MindPlay Entity was $0.9 million.  Equity in loss related to MindPlay for the three and six months ended June 30, 2003 was $75,000 and $153,000, respectively.  The Company’s investment in MindPlay is accounted for using the equity method of accounting.

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

The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  This facility, Thunder Valley Casino, began operations on June 9, 2003.  Through June 30, 2003, there was not a significant impact on our operating results, however, based on its size, proximity, and potential expansion capabilities, we believe

Thunder Valley Casino could impact our operations in the future. While we cannot predict the extent of the potential impact, it could be significant.

6.              Subsequent Events

On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations. Based on our initial evaluation of the new Nevada tax law, we believe the full-year incremental impact on our operations will be less than $0.75 million.

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

The Company accounts for its investment in the Silver Legacy Joint Venture and two other smaller joint ventures, Tamarack and MindPlay, utilizing the equity method of accounting.  MindPlay is currently in the developmental stage.  The Company’s consolidated net income includes its proportional share of the Silver Legacy Joint Venture’s, Tamarack’s, and MindPlay’s net income (loss) before taxes.

The following discussion of the Company’s operations relates to the Eldorado except as otherwise indicated.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life.  Judgments are made in determining estimated useful lives and salvage values of these assets.  The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets.  We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.  At June 30, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Recent Developments

A significant portion of the Company’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date.  In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California.  The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage Thunder Valley Casino, an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,900 slot machines and 100 table games, dining and entertainment amenities and parking for 3,000 vehicles.  This project has been open approximately two months, and subsequently, we cannot predict the potential impact on our operating results.  However, based on its size and proximity, the impact could be significant.

Approvals have been obtained for two public works projects in the downtown area of Reno.  The first project will lower the train tracks which run through Reno’s downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities.  Construction on this project, which commenced in early 2003, is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area.  The second project involves the construction of a downtown special events center next to the National Bowling Stadium.  Construction of this project is expected to begin in early 2004 and be completed by mid-2005.  At this time, we cannot determine the effect either of these projects will have on our operations.

On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations.  Based on our initial evaluation of the new Nevada tax law, we believe the full-year incremental impact on our operations will be less than $0.75 million.

The following discussion of the Company’s operations relates to the Eldorado except as otherwise indicated.

Three Months Ended June 30, 2003 Compared to

Three Months Ended June 30, 2002

Net Revenues

Net revenues decreased by approximately $3.4 million, or 9.3%, to $33.2 million for the three months ended June 30, 2003 compared to $36.6 million for the same period in 2002.  The decrease in net revenues resulted from decreases in casino, food and entertainment revenues.  Increased competition from Native American gaming and a weak California economy continued to pose a challenge for the three months ended June 30, 2003.  Our mid-week business benefited from the Women’s International Bowling Congress (“WIBC”) tournament that was held in the Reno area throughout the three months ended June 30, 2003.  The WIBC tournament ended in early July 2003.  The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, has been selected as the site of the Women’s International Bowling Congress and American Bowling Congress national championship bowling tournament through the year 2009, providing Reno with a major bowling tournament two out of every three years through 2009.

Casino revenues decreased by approximately $2.6 million, or 10.8%, to $21.7 million for the three months ended June 30, 2003 compared to $24.3 million for the same period in 2002.  The decrease in casino revenues was due to decreases in games and slot volume and hold percentage as compared to the previous period.

Food, beverage and entertainment revenues decreased by approximately $0.7 million, or 6.5%, to $10.2 million for the three months ended June 30, 2003 compared to $10.9 million during the same period in 2002. The decrease was primarily due to a reduction in food and entertainment revenue as a result of lower customer counts and lower showroom occupancy in the second quarter of 2003 as compared to the same period in 2002.

Hotel revenues increased by approximately $0.1 million, or 2.9%, to $4.4 million for the three months ended June 30, 2003 compared to $4.2 million during the same period in 2002.  The increase was due primarily to an increase in the Company’s average daily rate (“ADR”) to approximately $59 in the second quarter of 2003 as compared to $57 in the second quarter of 2002 while hotel occupancy remained at 92% for both the second quarter of 2003 and 2002.  The increase in ADR is primarily related to the WIBC bowling tournament that was held at the National Bowling Stadium in downtown Reno throughout the second quarter in 2003 as compared to 2002 when Reno was without a major bowling tournament.  For the three months ended June 30, 2003, the hotel occupancy was affected by hotel remodeling which reduced the number of available room nights by approximately 2,500.  Had some of these room nights been available on select weekends, the hotel would have been at capacity on these weekends.

Promotional allowances, expressed as a percentage of casino revenues, were 20.2% for the second quarter of 2003 compared to 17.1% for the same period in 2002.  This increase is primarily related to increased redemption of complimentaries as a result of our customers utilizing the enhanced “Club Eldorado” program.  The Company enhanced its “Club Eldorado” program on July 1, 2002, allowing customers to view and redeem earned complimentaries throughout the property and offering discounts at the showroom and food outlets.  Management feels the enhanced program has provided additional customer loyalty and has added to its customer base.

Operating Expenses

The Company’s operating expenses decreased by approximately $1.3 million, or 4.1%, to $30.6 million for the three months ended June 30, 2003 from $31.9 million during the same period in 2002. The decrease is primarily attributable to decreases in casino, food and entertainment expenses.

Casino expenses decreased by $0.2 million, or 1.9%, to $11.9 million for the three months ended June 30, 2003 from $12.1 million during the same period in 2002 due to decreases in payroll expenses primarily in our slot department as a result of our use of new ticket-in ticket-out slot machines.  These machines were first introduced in early 2003 and as of June 30, 2003, we are utilizing approximately 350 of these machines.

Food, beverage and entertainment expenses decreased by $0.9 million, or 10.9%, to approximately $7.1 million for the three months ended June 30, 2003 from approximately $8.0 million during the same period in 2002. The decrease is primarily due to lower food expenses, primarily due to lower restaurant customer counts, and lower showroom professional services and advertising expenses.

Hotel expenses increased by approximately $0.1 million, or 4.2%, to $1.9 million for the three months ended June 30, 2003 from $1.8 million during the same period in 2002 primarily due to an increase in our internet marketing and advertising expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.1 million, or 1.4%, to approximately $6.6 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of an increase in travel, entertainment and utility expenses partially offset by a decrease in advertising expenses.

Depreciation

Depreciation for the three months ended June 30, 2003 was $2.7 million compared to $3.0 million for the same period in 2002, a decrease of 8.1%, due to some assets becoming fully depreciated.

Equity in Income of Unconsolidated Affiliates

Earnings from the Company’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, for the three months ended June 30, 2003 were $3.0 million as compared to $2.5 million for the same period in 2002, an increase of approximately $0.5 million.  Equity in income of the Silver Legacy Joint Venture increased approximately $364,000 for the three months ended June 30, 2003 compared to the same period in 2002.  Equity in income of Tamarack increased approximately $95,000 for the three months ended June 30, 2003 compared to the same period in 2002.

Other Income (Expense)

Other income (expense) is comprised of interest expense, equity in loss of unconsolidated affiliate, gain (loss) on repurchase of bonds and gain on sale of land.  Interest expense is net of capitalized interest and interest income.  For the three months ended June 30, 2003, interest expense decreased by approximately $0.4 million, or 14.2%, to $2.2 million for the three months ended June 30, 2003 compared to $2.6 million for the same period in 2002 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate for the three months ended June 30, 2003 as compared to the same period in 2002.  The decrease in average outstanding borrowings is partly due to the Company’s purchase of $2.0 million, $5.2 million and $7.9 million principal amount of its 10½% Notes on the open market in June 2002, August 2002 and January 2003, respectively.  The Company recognized a $35,000 gain on the June 2002 purchase of 10½% Notes, net of unamortized fees relating to the debt issue.  The Company also recognized equity in loss of its unconsolidated affiliate of $75,000 for the three months ended June 30, 2003.  In June 2003, the Company sold its approximately 90 acres of land located in Verdi, Nevada, resulting in a gain of $906,000.

Net Income

As a result of the factors described above, net income for the three months ended June 30, 2003 decreased $0.4 million, or 9.9% to $4.1 million compared to $4.5 million during the same period in 2002.

Six Months Ended June 30, 2003 Compared to

Six Months Ended June 30, 2002

Net Revenues

Net revenues decreased by approximately $2.8 million, or 4.1%, to $66.0 million for the six months ended June 30, 2003 compared to $68.8 million for the same period in 2002. The decrease in net revenues during the 2003 period included decreases in casino, food and entertainment revenues.  Increased competition from Native American gaming and a weak California economy continued to pose a challenge for the six months ended June 30, 2003.

Casino revenues decreased by approximately $1.3 million, or 2.8%, to $44.0 million for the six months ended June 30, 2003 compared to $45.2 million for the same period in 2002.  The decrease in casino revenues was primarily due to lower games and slot revenue as a result of decreased hold percentage for the first six months of 2003 as compared to the same period in 2002.

Food, beverage and entertainment revenues decreased by approximately $1.2 million, or 5.5%, to $20.5 million for the six months ended June 30, 2003 compared to $21.7 million during the same period in 2002.  The decrease was primarily due to lower customer counts in the Eldorado’s restaurants and decreased showroom occupancy in the first six months of 2003 as compared to the same period in 2002.

Hotel revenues increased by approximately $0.3 million, or 4.2%, to $8.0 million for the six months ended June 30, 2003 compared to $7.7 million for the same period in 2002. The Eldorado’s average daily rate increased to approximately $55 for the six months ended June 30, 2003 as compared to approximately $53 for the same period in 2002.  The hotel occupancy remained at approximately 89% for both the 2003 and 2002 periods.  In each of the six month periods, hotel occupancy was impacted by a reduction in available room nights (3,400 in 2003 and 3,300 in 2002) due to our hotel remodeling in 2003 and an energy retrofit in 2002.  The increase in ADR is primarily related to the WIBC bowling tournament that was held at the National Bowling Stadium in downtown Reno throughout the second quarter in 2003 as compared to 2002 when Reno was without a major bowling tournament.

Promotional allowances, expressed as a percentage of casino revenues, were 20.6% for the six months ended June 30, 2003 compared to 18.3% for the same period in 2002.  This increase is primarily related to increased redemption of complimentaries as a result of our customers utilizing the enhanced “Club Eldorado” program.  The Company enhanced its “Club Eldorado” program on July 1, 2002, allowing customers to view and redeem earned complimentaries throughout the property and offering discounts at the showroom and food outlets.  Management feels the enhanced program has provided additional customer loyalty and has added to its customer base.

Operating Expenses

The Company’s operating expenses decreased by approximately $1.4 million, or 2.3%, to $61.1 million for the six months ended June 30, 2003 from $62.5 million during the same period in 2002.  This decrease is primarily attributable to a decrease in food, entertainment and depreciation expenses.

Casino expenses increased by $0.3 million, or 1.2%, to $23.8 million for the six months ended June 30, 2003 from $23.5 million during the same period in 2002, primarily due to increases in casino promotions partially offset by a decrease in payroll expenses in the slot department as a result of our new ticket-in ticket-out slot machines.

Food, beverage and entertainment expenses decreased by approximately $1.5 million, or 9.4%, to $14.0 million for the six months ended June 30, 2003 from approximately $15.4 million during the same period in 2002.  The decrease is primarily due to lower food cost of sales and payroll expenditures, principally due to lower restaurant customer counts, and lower showroom professional services and advertising expenses.

Hotel expenses decreased by approximately $0.1 million, or 1.5%, to $3.4 million for the six months ended June 30, 2003 compared to $3.5 million for the same period in 2002 primarily due to a decrease in payroll expenditures and hotel cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million, or 3.2%, to $13.6 million for the six months ended June 30, 2003 compared to $13.2 million during the same period in 2002.  The increase was primarily due to increases in travel, entertainment and utility expenses and general liability insurance partially offset by a decrease in advertising expenses for the six months ended June 30, 2003 as compared to the 2002 period.

Depreciation

Depreciation for the six months ended June 30, 2003 was $5.6 million compared to $6.1 million for the same period in 2002, a decrease of 8.3%, due to certain assets becoming fully depreciated.

Other Income (Expense)

Other income (expense) is comprised of interest expense, equity in loss of unconsolidated affiliate, gain (loss) on repurchase of bonds, interest rate swap loss and gain on sale of land.  Interest expense is net of capitalized interest and interest income.  For the six months ended June 30, 2003, interest expense decreased by approximately $0.8 million, or 15.1%, to $4.5 million compared to $5.3 million for the same period in 2002 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate for the six months ended June 30, 2003 as compared to the same period in 2002.  The decrease in average outstanding borrowings is partly due to the Company’s purchase of $2.0 million, $5.2 million and $7.9 million principal amount of its 10½% Notes on the open market in June 2002, August 2002 and January 2003, respectively.  The Company recognized a $267,000 loss and $35,000 gain on the January 2003 and June 2002 purchases, respectively, of 10½% Notes, net of unamortized fees relating to the debt issue.  The Company also recognized a $0.2 million loss from an interest rate swap agreement and equity in loss of its unconsolidated affiliate of $153,000 in the 2003 period.  In June 2003, the Company sold its approximately 90 acres of land in Verdi, Nevada, resulting in a gain of $906,000.

Net Income

As a result of the factors described above, net income for the six months ended June 30, 2003 decreased by approximately $1.6 million, or 29.9%, to $3.7 million compared to $5.2 million during the same period in 2002.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10½% Notes.  Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds.  Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $9.3 million during the same period of the prior year.

At June 30, 2003, the Company had $8.0 million of cash and cash equivalents and, after giving effect to then outstanding borrowings and letter of credit, it had approximately $33.1 million available pursuant to its New Credit Facility (as defined below) all of which could be utilized under the most restrictive of our loan covenants.  The Company’s borrowing capacity under those covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.  On July 17, 2001, the Company’s credit facility was amended and restated (the “New Credit Facility”).  The New Credit Facility provides for a senior secured revolving credit facility of $40 million.  The amount of credit available pursuant to the New Credit Facility reduced to $36.8 million on June 30, 2003 and reduces by $1.6 million at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  The effective rate of interest on borrowings under the New Credit Facility at June 30, 2003 was 4.16% per annum.

The New Credit Facility is secured by substantially all of the Company’s real property.  The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases.  The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement.  As of June 30, 2003 the Company was in compliance with all provisions of the New Credit Facility.

As of June 30, 2003, the Company had outstanding (i) $74.8 million in aggregate principal amount of the 10½% Notes, (ii) $3.0 million of borrowings and an additional $0.7 million of letter of credit under the New Credit Facility and (iii) $0.8 million of other long-term debt (net of current portion).

Cash used in investing activities for the six months ended June 30, 2003 was $0.5 million compared to cash provided by investing activities of $12.8 million for the six months ended June 30, 2002.  In 2003, cash used in investing activities related primarily to capital expenditures relating to slot purchases, our hotel remodeling and various equipment purchases.  In June 2003, the Company sold its 90 acres of land in Verdi, Nevada for approximately $2.5 million.  Distributions from unconsolidated affiliates decreased $14.3 million to $1.3 million for the six months ended June 30, 2003 compared to $15.5 million for the same period in 2002 when ELLC received from the Silver Legacy Joint Venture a special distribution of $10.0 million at the time of issuance of the Silver Legacy Notes and a $2.6 million prior year tax distribution which was made on February 28, 2002.  Capital spending for the six months ended June 30, 2003 increased $2.3 million to $4.2 million compared to $2.0 million for the six months ended June 30, 2002.

Cash used in financing activities was $6.2 million for the six months ended June 30, 2003, compared to $22.8 million for the six months ended June 30, 2002.  For the six months ended June 30, 2003, the Company purchased $7.9 million principal amount of its 10½% Notes facilitated by borrowing $8.0 million under the New Credit Facility.  For the six months ended June 30, 2002, the Company reduced the outstanding portion of the New Credit Facility by $18.75 million primarily utilizing the aforementioned distributions to ELLC from the Silver Legacy Joint Venture in the aggregate amount of $12.6 million.

The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.  For the six months ended June 30, 2003, Resorts made no distributions to its members as compared to $2.0 million during the same period in 2002.

The Company’s future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases.  The Company’s anticipated uses of cash in the near term will be for capital expenditures and debt service.  We believe our capital resources are adequate to meet our obligations including the funding of our debt service and recurring capital expenditures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its variable rate debt.  The Company evaluates its exposure to this market risk by monitoring interest rates in the marketplace.  We do not utilize derivative financial instruments for trading purposes.  Other than changes in the amount of variable rate debt from time to time outstanding, there were no material quantitative changes in the Company’s market risk exposure, or how risks were managed during the six months ended June 30, 2003.

The indebtedness outstanding under the New Credit Facility as of June 30, 2003, representing all of the Company’s then outstanding variable rate debt, totaled $3.0 million.  As of June 30, 2003, the interest rate on the New Credit Facility was LIBOR plus 2.0%.  Under the terms of our New Credit Facility, we may borrow up to $36.8 million, subject to our compliance with applicable covenants.  To the extent we increase the amount of our indebtedness under the New Credit Facility, we will increase our exposure to market risk in the form of fluctuations in interest rates.  For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption “Liquidity and Capital Resources.”

Item 4.  Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description
31.1	Certification of Donald L. Carano, Chief Executive Officer of Resorts and Capital
31.2

Certification of Robert M. Jones, Chief Financial Officer of Resorts

31.3

Certification of Gene R. Carano, Chief Financial Officer of Capital

32.1

Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350
32.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350

(b)                      Reports on Form 8-K

No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: August 12, 2003	By:	/s/ Donald L. Carano
Donald L. Carano
Chief Executive Officer, President and Presiding Manager

Date: August 12, 2003	By:	/s/ Robert M. Jones
Robert M. Jones
Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: August 12, 2003	By:	/s/ Donald L. Carano
Donald L. Carano
President

Date: August 12, 2003	By:	/s/ Gene R. Carano
Gene R. Carano
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

Description

31.1

Certification of Donald L. Carano, Chief Executive Officer of Resorts and Capital

31.2

Certification of Robert M. Jones, Chief Financial Officer of Resorts

31.3

Certification of Gene R. Carano, Chief Financial Officer of Capital

32.1

Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350

32.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350