Form 10-Q
period 2003-09-30
ELDORADO RESORTS LLC
filed 2003-11-14
CIK 1022644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

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

Number of shares of common stock of Eldorado Capital Corp. outstanding at November 13, 2003: 2,500 shares.

ELDORADO RESORTS LLC
ELDORADO CAPITAL CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2003	December 31, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$7,050	$8,135
Restricted cash	152	152
Accounts receivable, net	3,186	3,148
Inventories	2,134	2,449
Prepaid expenses and other	2,400	2,190
Total current assets	14,922	16,074

Investment in joint ventures	66,706	64,149

Property and equipment, net	127,962	130,354

Other assets, net	5,118	7,067
Total assets	$214,708	$217,644

L I A B I L I T I E S A N D M E M B E R S’ E Q U I T Y

Current liabilities:
Current portion of long-term debt	$356	$344
Current portion of capital lease obligations	96	112
Accounts payable	3,849	4,190
Interest payable	1,090	3,372
Accrued and other liabilities	7,579	7,267
Due to members and affiliates	147	238
Total current liabilities	13,117	15,523

Long-term debt, less current portion	79,320	84,691

Capital lease obligations, less current portion	—	63

Other liabilities	615	634
Total liabilities	93,052	100,911

Minority interest	5,736	5,638

Members’ equity	115,920	111,095
Total liabilities and members’ equity	$214,708	$217,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenues:
Casino	$23,134	$27,824	$67,094	$73,059
Food, beverage and entertainment	11,229	12,195	31,712	33,860
Hotel	4,737	4,960	12,723	12,626
Other	1,498	1,446	4,159	4,016
	40,598	46,425	115,688	123,561
Less: Promotional allowances	(5,019)	(5,100)	(14,085)	(13,388)

Net operating revenues	35,579	41,325	101,603	110,173

Operating Expenses:
Casino	12,519	13,583	36,274	37,049
Food, beverage and entertainment	7,494	8,175	21,482	23,616
Hotel	1,781	1,816	5,190	5,274
Other	416	413	1,173	1,235
Selling, general and administrative	6,775	7,399	20,386	20,595
Depreciation	2,797	2,864	8,355	8,929

Total operating expenses	31,782	34,250	92,860	96,698

Equity in Income of Unconsolidated Affiliates	2,282	4,438	5,265	8,744

Operating Income	6,079	11,513	14,008	22,219

Other Income (Expense):
Equity in loss of unconsolidated affiliate	(106)	—	(259)	—
Interest rate swap income (loss)	—	1,119	(163)	1,119
Gain (Loss) on bond repurchases	(54)	15	(320)	50
Gain on sale of land	—	—	906	—
Interest expense, net	(2,171)	(2,444)	(6,672)	(7,815)

Total other income (expense)	(2,331)	(1,310)	(6,508)	(6,646)

Income Before Minority Interest	3,748	10,203	7,500	15,573

Minority Interest	(79)	(163)	(175)	(318)

Net Income	$3,669	$10,040	$7,325	$15,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(dollars in thousands)

BALANCE, January 1, 2003	$111,095

Net Income	7,325
Distributions	(2,500)

BALANCE, September 30, 2003	$115,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,325	$15,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,355	8,929
Amortization of debt issue costs	290	334
Loss (Gain) on bond repurchases, net of unamortized bond fees	320	(50)
Equity in income of unconsolidated affiliates	(5,006)	(8,744)
Minority interest	175	318
Gain on sale of property and equipment	(2)	(11)
Gain on sale of land	(906)	—
Interest rate swap loss (income)	163	(1,119)
Decrease (Increase) in—
Restricted cash	—	206
Accounts receivable, net	(701)	(381)
Inventories	315	565
Prepaid expenses	290	(422)
Increase (Decrease) in—
Accounts payable	(341)	116
Interest payable	(2,282)	(2,734)
Accrued and other liabilities, due to members and affiliates and other liabilities	202	343

Net cash provided by operating activities	8,197	12,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,157)	(2,956)
Proceeds from sale of property and equipment	197	45
Proceeds from sale of land	2,463	—
Distributions from unconsolidated affiliates	2,450	16,673
Minority interest in distributions	(77)	(629)
Increase in joint venture investments	—	(200)
Increase in other assets, net	(40)	(20)

Net cash provided by (used in) investing activities	(1,164)	12,913

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	35,009	24,549
Principal payments on long-term debt and capital leases	(30,843)	(40,556)
Payment on bond repurchases	(9,784)	(6,982)
Distributions	(2,500)	(4,595)

Net cash used in financing activities	(8,118)	(27,584)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,085)	(2,066)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,135	9,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,050	$7,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest	$9,016	$11,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              General

The condensed consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”), a Nevada limited liability company, Eldorado Capital Corp. (“Capital”), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company (“ELLC”) (together, the “Company”).  The Company owns and operates the Eldorado Hotel & Casino (the “Eldorado”), a premier hotel/casino and entertainment facility in Reno, Nevada.  Capital was established solely for the purpose of serving as a co-issuer of the 10 1/2% Senior Subordinated Notes due 2006 issued by Resorts and Capital and, as such, Capital does not have any operations, assets or revenues.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its investment in the Silver Legacy Joint Venture and two other smaller joint ventures, Tamarack and MindPlay, utilizing the equity method of accounting.  The Company’s consolidated net income includes its proportional share of the Silver Legacy Joint Venture’s, Tamarack’s, and MindPlay’s net income (loss) before taxes.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.  The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income.  SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 is required to be reclassified.  In May 2002, the Company adopted this statement.  The fiscal 2003 loss and 2002 gain on repurchase of bonds, net of unamortized bond fees, was $320,000 and $50,000, respectively.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special-purpose entities”.  Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For public companies, all interests acquired before February 1, 2003, must follow the new rules in accounting periods ending after December 15, 2003.  Adoption of FIN 46 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

2.              Senior Subordinated Notes

On July 31, 1996, Resorts and Capital (the “Issuers”) sold $100,000,000 in aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the “Notes”).  The Notes are joint and several obligations of the Issuers.  The Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.  Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an offer to exchange the Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers with terms identical to the Notes.  The exchange of the originally issued Notes for the registered Notes was completed on February 26, 1997.  The Company purchased $10.2 million, $2.0 million and $5.2 million principal amount of the Notes on the open market in October 2001, June 2002, and August 2002, respectively.  The Company purchased an additional $7.9 million and $1.75 million principal amount of the Notes on the open market in January 2003 and September 2003, respectively.  See Note 6.

3.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2003	December 31, 2002

10 1/2% Senior Subordinated Notes	$73,091	$82,695
Outstanding portion of reducing revolver credit facility	5,500	1,000
Notes payable to individuals	1,085	1,340
	79,676	85,035
Less—Current portion	(356)	(344)
	$79,320	$84,691

The 10 1/2% Senior Subordinated Notes mature on August 15, 2006 and bear interest at the rate of 10 1/2% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

The Company has a senior secured revolving credit facility which, as amended on September 10, 2003 (the “New Credit Facility”), provides for credit of up to $30 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.0 million on December 31, 2004 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  As of September 30, 2003, the Eurodollar rate was 1.12% and the Base Rate was 4.0%. The Eurodollar rate was 1.37% and the Base Rate was 4.25% as of December 31, 2002. The effective rate of interest on borrowings under the New Credit Facility was 3.97% per annum as of September 30, 2003.

The Company purchased $7.9 million and $1.75 million principal amount of its 10 1/2% Notes on the open market in January 2003 and September 2003, respectively.  The Company borrowed $8.0 million and $2.0 million under its New Credit Facility to facilitate the January 2003 and September 2003 purchases, respectively.  The Notes were purchased at a premium resulting in a loss of $54,000 and $320,000 for the three and nine months ended September 30, 2003, respectively, after writing off unamortized bond fees relating to the debt issue.

On September 15, 2003, the Company made an interest free loan to the City of Reno (the “Borrower”) in the amount of $500,000 for the purpose of funding the construction of improvements and related expenses for the Whitewater Rafting Park to be located in the Truckee River adjacent to Wingfield Park in downtown Reno.  If the Borrower does not pay the loan amount on or before November 30, 2003, the Borrower agrees to repay the loan amount, together with interest thereon at the rate of 5% per annum on the unpaid balance on or before January 30, 2004.

The notes payable to individuals are due in monthly installments of $34,614 and $3,000, including monthly interest at 9% and prime plus 2% (6.0% at September 30, 2003), to August 14, 2006 and May 16, 2004, respectively, when the respective principal balances are due. The notes are secured by real property.

The New Credit Facility and the indenture relating to the 10 1/2% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions.  As of September 30, 2003, the Company was in compliance with all of its covenants.

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

On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the “New Joint Venture Agreement”), certain terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly-owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”).  Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that will amortize over a period of five years and a $20.0 million revolving facility with a five year maturity (the “New Silver Legacy Credit Agreement”), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the New Silver Legacy Credit Agreement.  The New Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture.  The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the New Silver Legacy Credit Agreement. On November 4, 2003, the Silver Legacy Joint Venture executed an amendment to the New Silver Legacy Credit Agreement which reduced the revolving facility to $10.0 million, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Silver Legacy Joint Venture had exceeded as of September 30, 2003.  At September 30, 2003, there was no indebtedness outstanding under the New Silver Legacy Credit Agreement.  As of such date, the Silver Legacy Joint Venture was in compliance with all of the covenants in the New Silver Legacy Credit Agreement and the Silver Legacy Joint Venture had the ability to borrow all of the $10.0 million available under the revolving portion of the New Silver Legacy Credit Agreement.  The entire principal amount then outstanding under the New Silver Legacy Credit Agreement becomes due and payable on March 31, 2007, unless the maturity date is extended with the consent of the lenders.

Subject to any contractual restrictions to which the Silver Legacy Joint Venture is subject, including the indenture relating to the Silver Legacy Notes, and prior to the occurrence of a “Liquidating Event,” the Silver Legacy Joint Venture is required by the New Joint Venture Agreement to make distributions to its Partners as follows:

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

Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	September 30, 2003	December 31, 2002

Current assets	$23,276	$23,627
Property and equipment, net	267,575	272,940
Other assets, net	8,327	7,969
Total assets	$299,178	$304,536

Current liabilities	$15,015	$17,185
Long-term liabilities	161,943	170,285
Partners’ equity	122,220	117,066
Total liabilities and partners’ equity	$299,178	$304,536

Summarized results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$43,186	$46,116	$117,495	$123,824
Operating expenses	(34,824)	(35,718)	(96,429)	(98,193)
Operating income	8,362	10,398	21,066	25,631
Other expense	(4,426)	(1,822)	(11,862)	(8,925)
Net income	$4,116	$8,576	$9,204	$16,706

Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the “Tamarack Entities”), to develop, own and operate Tamarack Junction (“Tamarack”), a small casino then being constructed in south Reno, Nevada.  In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity, in which Resorts owns a 21.25% interest.  Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 21.25% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. Four members of Tamarack Crossings, LLC, including Resorts, manage the business and affairs of Tamarack.  Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members.  Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.  At September 30, 2003, Resorts’ equity investment in Tamarack Crossings, LLC was $3.8 million.  The Company’s investment in Tamarack is accounted for using the equity method of accounting.  Equity in income related to Tamarack for the nine months ended September 30, 2003 and 2002 was $664,000 and $392,000, respectively, and for the three months ended September 30, 2003 and 2002 was $225,000 and $150,000, respectively.

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system to permit the tracking and surveillance of pit gaming operations (“MindPlay”).  The MindPlay Entity, in which Resorts owns a 19% interest, is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. At September 30, 2003, Resorts’ equity investment in the MindPlay Entity was $0.8 million.  Equity in loss related to MindPlay for the three and nine months ended September 30, 2003 was $106,000 and $259,000, respectively.  The Company’s investment in MindPlay is accounted for using the equity method of accounting.

The Company’s equity in earnings of the Silver Legacy Joint Venture and Tamarack is reported as a component of operating income since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino operations.  The Company’s equity in loss of MindPlay is reported as a component of non-operating income since MindPlay operates in a dissimilar line of business than the Company.

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

The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  This facility, Thunder Valley Casino, began operations on June 9, 2003.  Although its impact on our operating results was not significant in the second quarter, we believe Thunder Valley Casino had a significant impact on our operating results for the three months ended September 30, 2003. Based on its size, proximity, and potential expansion capabilities, we believe Thunder Valley Casino could further impact our operations in the future. While we cannot predict the extent of the future impact, it could be significant.

6.            Subsequent Event

Pursuant to notice given on October 3, 2003, to the trustee under the indenture relating to our 10 1/2% Notes, we redeemed $8.8 million principal amount of the 10 1/2% Notes on November 7, 2003 at a price of 101.75% of the principal amount.  The Company borrowed $8.5 million under its New Credit Facility to facilitate the partial redemption.  The partial redemption will result in a loss of $257,000 in the fourth quarter of 2003 after writing off unamortized bond fees relating to the debt issue.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition that follows is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.  Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life.  Judgments are made in determining estimated useful lives and salvage values of these assets.  The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets.  We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.  At September 30, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Self-Insurance Reserves

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

Recent Developments

A significant portion of the Company’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California.  The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage Thunder Valley Casino, an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,900 slot machines and 100 table games, dining and entertainment amenities and parking for 3,000 vehicles.  This project has been open approximately five months, and during the quarter ended September 30, 2003, we believe it had a significant impact on our operating results.  Based on its size, proximity, and potential expansion capabilities, we believe Thunder Valley Casino could further impact our operations in the future. While we cannot predict the extent of the future impact, it could be significant.  In addition to existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Management believes the greatest impact from Thunder Valley Casino to the Eldorado’s customer base is to its day-trippers, those patrons whose visit is for one day and does not include an overnight stay.  These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time.  Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

Approvals have been obtained for two public works projects in the downtown area of Reno.  The first project will lower the train tracks, which run through Reno’s downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities.  Construction on this project, which commenced in early 2003, is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area.  The second project involves the construction of a downtown special events center next to the National Bowling Stadium.  Construction of this project is expected to begin in early 2004 and be completed by mid-2005.  At this time, we cannot determine the effect either of these projects will have on our operations.

On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations.  Based on our initial evaluation of the new Nevada tax law, we believe the annual incremental impact on our current level of operations will be approximately $0.75 million.

The following discussion of the Company’s operations relates to the Eldorado except as otherwise indicated.

Three Months Ended September 30, 2003 Compared to
Three Months Ended September 30, 2002

Net Revenues

Net revenues decreased by approximately $5.7 million, or 13.9%, to $35.6 million for the three months ended September 30, 2003 compared to $41.3 million for the same period in 2002.  The decrease in net revenues resulted primarily from decreases in casino, hotel and food revenues.  Increased competition from Native American gaming, particularly due to the opening of Thunder Valley Casino on June 9, 2003, and a weak California economy continued to pose a challenge for the three months ended September 30, 2003.

Casino revenues decreased by approximately $4.7 million, or 16.9%, to $23.1 million for the three months ended September 30, 2003 compared to $27.8 million for the same period in 2002.  The decrease in casino revenues was due to decreases in table games and slot volume, primarily in untracked play, and a lower table games hold percentage as compared to the previous period.  The table games hold percentage was lower than the same period in 2002 when the table games hold percentage was slightly higher than average.  This decrease in hold percentage, as compared to the third quarter of 2002, accounted for 47.2% of the decrease in casino revenues.

Food, beverage and entertainment revenues decreased by approximately $1.0 million, or 7.9%, to $11.2 million for the three months ended September 30, 2003 compared to $12.2 million during the same period in 2002. The decrease was primarily due to a reduction in food revenue as a result of lower customer counts in the third quarter of 2003 as compared to the same period in 2002.

Hotel revenues decreased by approximately $0.2 million, or 4.5%, to $4.7 million for the three months ended September 30, 2003 compared to $5.0 million during the same period in 2002.  The Company’s average daily rate

(“ADR”) decreased to approximately $61 in the third quarter of 2003 as compared to $65 in the third quarter of 2002 while hotel occupancy increased to approximately 95% in the third quarter of 2003 compared to approximately 94% in the third quarter of 2002.

Promotional allowances, expressed as a percentage of casino revenues, were 21.7% for the third quarter of 2003 compared to 18.3% for the same period in 2002.  This increase is primarily related to increased redemption of complimentaries as a result of our customers utilizing the enhanced “Club Eldorado” program compounded with decreased casino revenue.  The Company enhanced its “Club Eldorado” program on July 1, 2002, allowing customers to view and redeem earned complimentaries throughout the property and offering discounts at the showroom and food outlets.  While the program was implemented in the third quarter of 2002, the full effect of the increased complimentaries was not felt until the fourth quarter of 2002.  Management feels the enhanced program has provided additional customer loyalty and has added to its customer base.

Operating Expenses

The Company’s operating expenses decreased by approximately $2.5 million, or 7.2%, to $31.8 million for the three months ended September 30, 2003 from $34.3 million during the same period in 2002. The decrease is primarily attributable to decreases in casino, food, entertainment and selling, general and administrative expenses.

Casino expenses decreased by $1.1 million, or 7.8%, to $12.5 million for the three months ended September 30, 2003 from $13.6 million during the same period in 2002 due to decreases in the amount of gaming taxes paid, bad debt expense, charter buses and payroll expenses, primarily in our games and slot departments, where we are benefiting from utilizing new labor efficient ticket-in ticket-out slot machines. The decreases were partially offset by increased casino promotions.  The decrease in gaming taxes, not withstanding the implementation of higher rates effective August 1, 2003, is due to decreased gaming revenue.  The ticket-in ticket-out machines were first introduced in early 2003 and as of September 30, 2003, we have approximately 520 of these machines.

Food, beverage and entertainment expenses decreased by $0.7 million, or 8.3%, to approximately $7.5 million for the three months ended September 30, 2003 from approximately $8.2 million during the same period in 2002. The decrease is primarily due to lower payroll expenses and decreased food costs, primarily due to lower restaurant customer counts, and lower showroom professional services.

Hotel expenses decreased by approximately $35 thousand, or 1.9%, to $1.8 million for the three months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million, or 8.4%, to approximately $6.8 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of decreases in utilities and advertising expenses compounded with not having an initial players club liability that was incurred in 2002 for the new “Club Eldorado” program.

Depreciation

Depreciation for the three months ended September 30, 2003 was $2.8 million compared to $2.9 million for the same period in 2002, a decrease of 2.3%, due to some assets becoming fully depreciated.

Equity in Income of Unconsolidated Affiliates

Earnings from the Company’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, for the three months ended September 30, 2003 were $2.3 million as compared to $4.4 million for the same period in 2002, a decrease of approximately $2.2 million, or 48.6%.  Equity in income of the Silver Legacy Joint Venture decreased approximately $2.2 million, or 52.0%, for the three months ended September 30, 2003 compared to the same period in 2002.  Equity in income of Tamarack increased approximately $75,000, or 50.0%, for the three months ended September 30, 2003 compared to the same period in 2002.

Other Income (Expense)

Other income (expense) is comprised of interest expense, equity in loss of unconsolidated affiliate, interest rate swap income and gain (loss) on repurchase of bonds.  Interest expense is net of capitalized interest and interest income.  For the three months ended September 30, 2003, interest expense decreased by approximately $0.3 million, or 11.2%, to $2.2 million, compared to $2.4 million for the same period in 2002 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate.  The decrease in average outstanding borrowings is partly due to the Company’s purchase of $5.2 million, $7.9 million and $1.75 million principal amount of its 10 1/2% Notes on the open market in August 2002, January 2003 and September 2003, respectively.  In September 2003 and August 2002, the Company recognized a $54,000 loss and a $15,000 gain, respectively, on the purchase of its 10 1/2% Notes, net of unamortized bond fees relating to the debt issue.  The Company recognized interest rate swap income of $1.1 million for the three months ended September 30, 2002.  The Company also recognized equity in loss of its unconsolidated affiliate of $106,000 for the three months ended September 30, 2003.

Net Income

As a result of the factors described above, net income for the three months ended September 30, 2003 decreased approximately $6.4 million, or 63.5%, to $3.7 million compared to $10.0 million during the same period in 2002.

Nine Months Ended September 30, 2003 Compared to
Nine Months Ended September 30, 2002

Net Revenues

Net revenues decreased by approximately $8.6 million, or 7.8%, to $101.6 million for the nine months ended September 30, 2003 compared to $110.2 million for the same period in 2002. The decrease in net revenues during the 2003 period included decreases in casino, food and entertainment revenues.  Increased competition from Native American gaming, particularly the opening of Thunder Valley Casino on June 9, 2003, and a weak California economy continued to pose a challenge for the nine months ended September 30, 2003.

Casino revenues decreased by approximately $6.0 million, or 8.2%, to $67.1 million for the nine months ended September 30, 2003 compared to $73.1 million for the same period in 2002.  The decrease in casino revenues was primarily due to lower table games and slot revenue as a result of decreased table games and slot volume and a lower table games hold percentage for the first nine months of 2003 as compared to the same period in 2002.  The table games hold percentage was lower than the same period in 2002 when the table games hold percentage was slightly higher than average.  This decrease in hold percentage, as compared to the nine months ended September 30, 2002, accounted for 55.2% of the decrease in casino revenues.

Food, beverage and entertainment revenues decreased by approximately $2.1 million, or 6.3%, to $31.7 million for the nine months ended September 30, 2003 compared to $33.9 million during the same period in 2002.  The decrease was primarily due to lower customer counts in the Eldorado’s restaurants and decreased showroom occupancy in the first nine months of 2003 as compared to the same period in 2002.

Hotel revenues increased by approximately $0.1 million, or 0.8%, to $12.7 million for the nine months ended September 30, 2003 compared to $12.6 million for the same period in 2002. The Eldorado’s average daily rate and hotel occupancy remained at approximately $57 and 91% for the nine months ended September 30, 2003 and 2002.  In each of the nine-month periods, hotel occupancy was impacted by a reduction in available room nights (3,400 in 2003 and 3,300 in 2002) due to our hotel remodeling in the first half of 2003 and an energy retrofit in the first half of 2002.

Promotional allowances, expressed as a percentage of casino revenues, were 21.0% for the nine months ended September 30, 2003 compared to 18.3% for the same period in 2002.  This increase is primarily related to increased redemption of complimentaries as a result of our customers utilizing the enhanced “Club Eldorado” program.  The Company enhanced its “Club Eldorado” program on July 1, 2002, allowing customers to view and redeem earned complimentaries throughout the property and offering discounts at the showroom and food outlets.  Management feels the enhanced program has provided additional customer loyalty and has added to its customer base.

Operating Expenses

The Company’s operating expenses decreased by approximately $3.8 million, or 4.0%, to $92.9 million for the nine months ended September 30, 2003 from $96.7 million during the same period in 2002.  This decrease is primarily attributable to a decrease in casino, food, entertainment, depreciation and selling, general and administrative expenses.

Casino expenses decreased by $0.8 million, or 2.1%, to $36.3 million for the nine months ended September 30, 2003 from $37.0 million during the same period in 2002, primarily due to decreases in bad debt, charter buses, gaming taxes and payroll expenses in the games and slot departments, as a result of our new ticket-in ticket-out slot machines, partially offset by an increase in casino promotions.

Food, beverage and entertainment expenses decreased by approximately $2.1 million, or 9.0%, to $21.5 million for the nine months ended September 30, 2003 from approximately $23.6 million during the same period in 2002.  The decrease is primarily due to lower payroll expenditures and decreased food costs, primarily due to lower restaurant customer counts, lower showroom professional services and advertising expenses.

Hotel expenses decreased by approximately $0.1 million, or 1.6%, to $5.2 million for the nine months ended September 30, 2003 compared to $5.3 million for the same period in 2002 primarily due to a decrease in payroll expenditures and hotel cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.2 million, or 1.0%, to $20.4 million for the nine months ended September 30, 2003 compared to $20.6 million during the same period in 2002.  The decrease was primarily due to a decrease in advertising expense along with not having an initial players club liability in the 2003 period, partially offset by an increase in general liability insurance for the nine months ended September 30, 2003 as compared to the 2002 period.

Depreciation

Depreciation for the nine months ended September 30, 2003 was $8.4 million compared to $8.9 million for the same period in 2002, a decrease of 6.4%, due to certain assets becoming fully depreciated.

Equity in Income of Unconsolidated Affiliates

Earnings from the Company’s unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, for the nine months ended September 30, 2003 were $5.3 million as compared to $8.7 million for the same period in 2002, a decrease of approximately $3.5 million, or 39.8%.  Equity in income of the Silver Legacy Joint Venture decreased approximately $3.8 million, or 44.9%, for the nine months ended September 30, 2003 compared to the same period in 2002.  Equity in income of Tamarack increased approximately $272,000, or 69.4%, for the nine months ended September 30, 2003 compared to the same period in 2002.

Other Income (Expense)

Other income (expense) is comprised of interest expense, equity in loss of unconsolidated affiliate, gain (loss) on repurchase of bonds, interest rate swap income (loss) and gain on sale of land.  Interest expense is net of capitalized interest and interest income.  For the nine months ended September 30, 2003, interest expense decreased by approximately $1.1 million, or 14.6%, to $6.7 million compared to $7.8 million for the same period in 2002 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate.  The decrease in average outstanding borrowings is partly due to the Company’s purchase of $2.0 million, $5.2 million, $7.9 million and $1.75 million principal amount of its 10 1/2% Notes on the open market in June 2002, August 2002, January 2003 and September 2003, respectively.  The Company recognized a cumulative $320,000 loss and a cumulative $50,000 gain on the January and September 2003 purchases and June and August 2002 purchases, respectively, of 10 1/2% Notes, net of unamortized bond fees relating to the debt issue.  The Company recognized a $0.2 million loss and a $1.1 million gain from an interest rate swap agreement in the 2003 and 2002 periods, respectively. The Company also recognized equity in loss of its unconsolidated affiliate of $259,000 in the 2003 period.  In June 2003, the Company sold its approximately 90 acres of land in Verdi, Nevada, resulting in a gain of $906,000.

Net Income

As a result of the factors described above, net income for the nine months ended September 30, 2003 decreased by approximately $7.9 million, or 52.0%, to $7.3 million compared to $15.3 million during the same period in 2002.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10 1/2% Notes.  Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds.  Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $12.6 million during the same period of the prior year.

At September 30, 2003, the Company had $7.1 million of cash and cash equivalents and, after giving effect to then outstanding borrowings, it had approximately $24.5 million available pursuant to its New Credit Facility (as defined below) all of which could then be utilized under the most restrictive of our loan covenants.  The Company’s borrowing capacity under those covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.  On July 17, 2001, the Company’s credit facility was amended and restated (the “New Credit Facility”).  The New Credit Facility, which was further amended September 10, 2003, provides for a senior secured revolving credit facility of $30 million.  The amount of credit available pursuant to the New Credit Facility reduces by $1.0 million on December 31, 2004 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  The effective rate of interest on borrowings under the New Credit Facility at September 30, 2003 was 3.97% per annum.

The New Credit Facility is secured by substantially all of the Company’s real property.  The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases.  The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement.  As of September 30, 2003, the Company was in compliance with all provisions of the New Credit Facility.

As of September 30, 2003, the Company had outstanding (i) $73.1 million in aggregate principal amount of the 10 1/2% Notes, (ii) $5.5 million of borrowings under the New Credit Facility and (iii) $0.7 million of other long-term debt (net of current portion).

Cash used in investing activities for the nine months ended September 30, 2003 was $1.2 million compared to cash provided by investing activities of $12.9 million for the nine months ended September 30, 2002.  In 2003, cash used in investing activities related primarily to capital expenditures for slot purchases, our hotel remodeling and various equipment purchases.  In June 2003, the Company sold its 90 acres of land in Verdi, Nevada for approximately $2.5 million.  Distributions from unconsolidated affiliates decreased $14.2 million to $2.5 million for the nine months ended September 30, 2003 compared to $16.7 million for the same period in 2002 when ELLC received from the Silver Legacy Joint Venture a special distribution of $10.0 million at the time of issuance of the Silver Legacy Notes and a $2.6 million prior year tax distribution which was made on February 28, 2002.  Capital spending for the nine months ended September 30, 2003 increased $3.2 million to $6.2 million compared to $3.0 million for the nine months ended September 30, 2002.  This increase is primarily related to the purchase of new ticket-in ticket-out slot machines of which, as of September 30, 2003, the Company has approximately 520 on its casino floor.

Cash used in financing activities was $8.1 million for the nine months ended September 30, 2003, compared to $27.6 million for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, the

Company purchased $7.9 million and $1.75 million principal amount of its 10 1/2% Notes facilitated by borrowing $10.0 million under its credit facility.  During the nine months ended September 30, 2002, the Company reduced the outstanding portion of the New Credit Facility by $15.75 million primarily utilizing the aforementioned distributions to ELLC from the Silver Legacy Joint Venture in the aggregate amount of $12.6 million.

The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.  For the nine months ended September 30, 2003, Resorts made distributions of $2.5 million to its members as compared to $4.6 million during the same period in 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its variable rate debt.  The Company evaluates its exposure to this market risk by monitoring interest rates in the marketplace.  We do not utilize derivative financial instruments for trading purposes.  Other than changes in the amount of variable rate debt from time to time outstanding, there were no material quantitative changes in the Company’s market risk exposure, or how risks were managed during the nine months ended September 30, 2003.

The indebtedness outstanding under the New Credit Facility as of September 30, 2003, representing all of the Company’s then outstanding variable rate debt, totaled $5.5 million.  As of September 30, 2003, the interest rate on our indebtedness under the New Credit Facility was LIBOR plus 2.0% for $3.0 million of such indebtedness and Prime Rate plus 1.0% for the balance of such indebtedness.  Under the terms of our New Credit Facility, we may have outstanding thereunder, from time to time, indebtedness of up to $30.0 million, subject to our compliance with applicable covenants.  To the extent we increase the amount of our indebtedness under the New Credit Facility, we will increase our exposure to market risk in the form of fluctuations in interest rates.  For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption “Liquidity and Capital Resources.”

Item 4.  Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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
4.1

Amendment No. 2 to Second Amended and Restated Loan Agreement, dated as of September 10, 2003, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders.

4.2	Promissory Note dated as of August 21, 2003, by and between Eldorado Resorts LLC, and the City of Reno.
31.1	Certification of Donald L. Carano, Chief Executive Officer of Resorts and Capital
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

ELDORADO RESORTS LLC

Date: November 13, 2003	By:	/s/ Donald L. Carano
Donald L. Carano Chief Executive Officer, President and Presiding Manager

Date: November 13, 2003	By:	/s/ Robert M. Jones
Robert M. Jones Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: November 13, 2003	By:	/s/ Donald L. Carano
Donald L. Carano President

Date: November 13, 2003	By:	/s/ Gene R. Carano
Gene R. Carano Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Amendment No. 2 to Second Amended and Restated Loan Agreement, dated as of September 10, 2003, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders.

4.2	Promissory Note dated as of August 21, 2003, by and between Eldorado Resorts LLC, and the City of Reno.

31.1	Certification of Donald L. Carano, Chief Executive Officer of Resorts and Capital

31.2	Certification of Robert M. Jones, Chief Financial Officer of Resorts

31.3	Certification of Gene R. Carano, Chief Financial Officer of Capital

32.1	Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350

32.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350