Form 10-K
period 2003-12-31
ELDORADO RESORTS LLC
filed 2004-03-25
CIK 1022644

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        Aggregate market value of the Registrants' voting stock held by non-affiliates of the Registrants as of the last business day of the Resistrants' most recently completed second fiscal quarter: None

        Number of shares of common stock of Eldorado Capital Corp. outstanding at March 24, 2004: 2,500 Shares.

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

        In 2000, Resorts acquired a 21.25% interest in Tamarack Junction, a small casino then being constructed in south Reno, which commenced operations September 4, 2001. Tamarack is situated on approximately 22,000 square feet with 5,800 square feet of gaming space which had 244 slot machines at December 31, 2003. Resorts also owns an 18% interest in MindPlay LLC, which was formed to develop, own and market a sophisticated system for the tracking and surveillance of pit gaming operations. For additional information concerning our interest in these entities and related transactions, including the sale by MindPlay of substantially all of its assets to an unrelated third party, see "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report.

Business Strategy

        The Company has an experienced management team that includes, among others, Donald Carano and several members of his immediate family. Donald Carano, the Chief Executive Officer and a member of the Board of Managers of Resorts, co-founded the Eldorado in 1973 and has been the driving force behind its development. In addition to Donald Carano, each of the Company's other seven senior executives has in excess of fifteen years of operating experience in the gaming industry. Management believes that its family-oriented, hands-on approach has enabled the Company to operate the Eldorado successfully for over thirty years. In addition to their roles in management of the Company, members of the Carano family beneficially own 63% of Resorts.

        The Company's business strategy draws upon its extensive gaming management experience gained from successfully operating the Eldorado. Key elements of the Company's strategy include the following:

        Personal Service and High Quality Amenities.    One of the cornerstones of the Company's business strategy is to provide its customers with an extraordinary level of personal service. The Company's senior management is actively involved in the daily operations of the Eldorado, frequently interacting with hotel, restaurant and gaming patrons to ensure that they are receiving the highest level of personal attention. Management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. Management regularly conducts feedback sessions and focus groups with customers to elicit comments and suggestions on ways it can improve each customer's experience at the Eldorado. Additionally, management personally responds to suggestions made on comment cards placed in each of the Eldorado's hotel rooms. Furthermore, management continually strives to instill in each employee a dedication to superior service designed to exceed guests' expectations.

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

        Preferred casino customers are those patrons who maintain the necessary level of gaming activity to become established casino guests. The Company uses a special events agenda and a guest development program, including providing casino credit, to attract and retain preferred casino customers. In addition, the Company utilizes its quality hotel rooms, excellent restaurant venues and other amenities to offer complimentaries to a broad spectrum of established casino guests, from the frequent players who place relatively modest wagers to the true premium players who consistently wager high amounts. The Company believes that the ability to reward the more modest gaming patrons fosters intense loyalty and repeat business.

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

        We seek to attract and retain local customers through frequent promotions that highlight our quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

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

        The cost incurred by the Company for advertising in 2003 was $3,457,000 compared with $4,035,000 in 2002.

        Strategic Expansion and Improvements.    Since opening the Eldorado in 1973, the Company has employed a strategy of periodic expansion and improvement in order to maintain and enhance its position as a leader in the Reno market. Continuing this strategy, in December 2000, two retail outlets across from The Brew Brothers were removed and additional slot machines were added. In the first quarter of 2002, the Eldorado began a room renovation project, to be completed in various phases, which is currently expected to be completed in the first half of 2006. In December 2003, the Eldorado moved and remodeled its exclusive high-limit slot area on the casino floor, adding a luxurious bar and restrooms. Also completed in December 2003 was a new casino cabaret which features live music and shows various sporting events on its state-of-the-art big screen plasma televisions.

        The Company owns a 31,000 square foot piece of property across the street from and west of the Eldorado which could be used for further expansion of the Eldorado, although there are no current plans for the development of this site.

Eldorado Hotel & Casino

        The Eldorado is centrally positioned in the heart of Reno's prime gaming area and room base. Easily accessible to both foot and vehicular traffic, the Eldorado is strategically located directly off Interstate 80, the principal highway linking the Reno market with San Francisco, Sacramento and other cities in its primary visitor market of northern California. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, the Eldorado is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes the Eldorado serves as a downtown landmark, situated to attract foot traffic from other casinos as well as from the local populace. In addition, the Eldorado is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium, which is located just one block away.

        As of December 31, 2003, the Eldorado offered approximately 84,000 square feet of gaming space, with approximately 1,587 slot machines, 63 table games consisting of blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, mini-baccarat, two keno games and a poker room. The Eldorado's casino includes a mix of slot machines and table games which management believes makes it attractive to both middle-income and premium-play customers. Slot machines, which are offered in denominations from 1 cent to $100, generated approximately 65% of the Eldorado's total gaming revenues in 2003. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes the Eldorado one of the premier table games casinos in the Reno market.

        The interior of the hotel is designed to create a European ambiance and offers 816 finely-appointed rooms and suites, including 18 specialty suites, 93 "Eldorado Player's Spa Suites" with bedside spas and 26 one- or two-bedroom penthouse suites. Hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for the Eldorado. In 2003 and 2002, the Eldorado achieved average hotel occupancy rate of 88.7% and 89.0%, respectively, and an Average Daily Rate ("ADR") of approximately $57 and $56, respectively.

        The Eldorado is nationally recognized for its cuisine. Management believes that the Eldorado's superior cuisine and wide-ranging selection of dining opportunities are crucial factors in attracting and retaining customers. All of the Eldorado's dining venues, which range from buffet to gourmet, offer high quality food at reasonable prices. The following chart details the Eldorado's dining venues, their respective seating capacities and their attributes, including awards each has received.

ELDORADO RESTAURANTS

Dining Venue	Seating Capacity	Description
Roxy	200	•	A Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steaks and seafood
		•	Designed by famed restaurant designer Pat Kuleto to feature seven distinct architectural styles
		•	Called One of the Best Bistros in the Gaming World by Casino Player magazine 2003
		•	Voted Best Martini by Reno News & Review 2003
		•	Voted Best French Restaurant by Casino Player magazine 2002
		•	Voted Best Wine List and Best Martini Bar by Casino Player magazine 2000, 2001 and 2002
		•	Voted Best Gourmet Restaurant by Casino Player magazine 2000
		•	Received Award of Excellence from Wine Spectator 1998, 1999 and 2000
		•	Received prestigious DiRoNa Award 1999 and 2000
La Strada	170	•	Features northern Italian cuisine in an Italian countryside villa setting
		•	Named One of the Best in Town by Casino Player magazine 2003
		•	Voted Best Italian Restaurant by Casino Player magazine 1999
		•	Recipient of the Wine Spectator Award of Excellence eight of the last eleven years, most recently in 2001
The Brew Brothers	225	•	First microbrewery located in a hotel/casino
		•	Named Best Brewpub in Northern Nevada in Nevada magazine's Best of Nevada Poll 2002 and 2003

		•	Named area's best saloon in Nevada magazine's Best of Nevada Poll 1999-2003
		•	Named Best Hotel Bar by Casino Player magazine in 2002 and 2003
		•	Named Best Place for Live Music by Best of Reno 2002 Poll
		•	Named Best Brewpub in America by Nightclub and Bar magazine 1999
		•	Named Highest Selling Brewpub in North America by the Institute for Brewing Studies 1999
The Prime Rib Grill	185	•	A spirited, lively steak and seafood house specializing in prime rib and grilled entrees
		•	Offers top quality USDA choice cuts of beef and fresh seafood and a "never ending" salad and fruit bar with homemade soups
Chefs' Buffet	600	•	A 200-foot buffet offering a variety of cuisine, including American, Italian, Chinese, Mexican, Mongolian grill, a pizza station, omelet station and a salad, fruit and ice cream bar
		•	Features specialty nights including a Friday night seafood buffet
		•	Serves food fresh from Eldorado's own bakery, butcher shop, pasta shop and gelato factory
		•	Named Best Casino Buffet by Reno News & Review 2002
		•	Named Best Buffet by Casino Player magazine 2000
Tivoli Gardens	210	•	A 24-hour-a-day restaurant with a menu featuring Asian, Italian and Mexican cuisines
		•	Features the Eldorado Coffee Company, where fresh coffee beans are roasted each day for use throughout the hotel and for retail purchase
Choices Express Cafe	227	•	A food court offering a variety of American specialties deli selections and authentic Chinese food along with a sushi bar
Golden Fortune	78	•	Authentic Hong Kong style cuisine offering 90 specialties in a classic Chinese setting featuring hand blown and stained glass imported from China
		•	Named Best Chinese Restaurant by Casino Player magazine 2001 and 2002
		•	Recipient of the International Award of Excellence from the Restaurant and Hospitality Rating Bureau

        The Eldorado's selection of high-quality food and beverages reflects the Carano family's emphasis on the dining experience. Eldorado chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers microbrewed beers and wines from the Ferrari Carano Winery.

        The Eldorado features a 566-seat showroom and the BuBinga Lounge, which is an intimate nightclub. It also offers a cabaret on the casino floor and a VIP lounge. Other amenities offered by the Eldorado include two retail shops, a versatile 12,400 square foot convention center and an outdoor plaza located diagonal to the Eldorado which hosts a variety of special events. The Eldorado has parking facilities for over 1,100 vehicles including a 656-space self-park garage and a 369-space valet parking facility.

Silver Legacy Resort Casino

        The Silver Legacy opened in July 1995 as the first major newly-constructed hotel/casino in the Reno market since 1978 and its first themed mega-resort. Plans for the Silver Legacy were originally formulated in 1993 by the Company and Mandalay, who jointly recognized the potential synergies of constructing a new hotel/casino between the Eldorado and Mandalay's property, Circus Circus-Reno.

        The Silver Legacy's design is inspired by Nevada's rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who "struck it rich" on the site of the casino. Silver Legacy's hotel, the tallest building in northern Nevada, is a "Y"-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. Silver Legacy's opulent interior showcases a casino built around Sam Fairchild's 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino. The Company's management believes that the Silver Legacy is a "must see" attraction for visitors to the Reno market.

        The Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,710 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy's guest rooms feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. At December 31, 2003, the Silver Legacy's casino featured approximately 87,300 square feet of gaming space and contained 1,910 slot machines and 77 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, a keno lounge and a race and sports book. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

        The Silver Legacy's dining options are offered in six venues:

  •
  Sterling's Seafood Steakhouse, which has a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, featured in Wine Spectator magazine, tableside desserts and an extravagant Sunday Brunch;

  •
  the Victorian Buffet, which has a seating capacity of approximately 500;

  •
  Fairchild's Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and a quick bite;

  •
  Sweetwater Cafe, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

  •
  Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

  •
  Sips Coffee House, situated in the hotel lobby, offers gourmet coffee and teas.

        In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. The Silver Legacy's other amenities include retail shops, exercise facilities, a beauty salon and an outdoor swimming pool and sundeck, as well as a video arcade.

        The Eldorado, Silver Legacy, and Circus Circus-Reno properties are connected in a "seamless" manner by 200-foot wide skyway corridors. These enclosed corridors serve as entertainment bridgeways between the three properties and house several restaurants and retail shops. The Eldorado, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,098 rooms, 20 restaurants and enough parking to accommodate over 6,000 vehicles, and as of December 31, 2003, approximately 4,960 slot machines and 200 table games. The Company's management believes that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide the Eldorado with significant advantages over other freestanding hotel/casinos in the Reno market.

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

        Silver Legacy Joint Venture Agreement.    The following is a summary of the New Joint Venture Agreement. The summary is qualified in its entirety by reference to the New Joint Venture Agreement, a copy of which is incorporated by reference as Exhibit 10.1.3 to this report.

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

  (a)
  An amount equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates are 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

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

        The Executive Committee.    An executive committee of the Silver Legacy Joint Venture is authorized to review, monitor and oversee the performance of the management of the Silver Legacy. The executive committee of the Silver Legacy Joint Venture shall consist of five members, with three members appointed by the managing partner and two members appointed by the other Partner. In the event that neither of the Partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each Partner and a fifth member appointed by a third party manager selected by the Partners. Each Partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the event of the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are Stephen J. Greathouse, Frank R. Baldwin and Yvette E. Landau, each of whom was appointed by Mandalay Sub, and Robert M. Jones and Gene Carano, each of whom was appointed by ELLC.

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

Reno Market

        Reno is the second largest metropolitan area in Nevada, with a population of approximately 357,000 according to the most recently available U.S. census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts "drive-in" visitors by offering gaming as well as numerous other summer and winter recreational activities. In addition to gaming, the Reno area features national forests, mountains and lakes (including Lake Tahoe) and offers year-round opportunities for outdoor activities of all types. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. The Reno area enjoys relatively mild weather, with abundant sunshine throughout the year and low humidity. Reno's annual snowfall is modest, although heavier snowfall in the mountain passes around Reno can obstruct traffic to Reno. Special annual events in the Reno area include Hot August Nights, the National Championship Air Races, the Reno Balloon Races, Street Vibrations, the Reno/Tahoe Open PGA golf tournament and the Reno Rodeo. According to the Reno-Sparks Convention and Visitors Authority (the "Visitors Authority") and the Nevada Commission on Tourism, the greater Reno area attracted an estimated 4.7 million visitors for the twelve months ended June 30, 2003 compared to 4.9 million for the same period in 2002.

        Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks which run between Reno's downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project, which commenced in early 2003, is expected to be completed in 2006. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project commenced in Janaury 2004 and expected to be completed in December 2004. While we believe the construction of these projects has had a minimal impact on our operations, we cannot determine their impact during their remaining periods of construction or after their completion.

        The following table sets forth certain statistical information for the Reno market for the years 1999 through 2003 as reported by the Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	The Reno Market
	1999	2000	2001	2002	2003
Gaming Revenues (000's)(1)	$968,531	$1,026,700	$961,664	$917,005	$895,991
Gaming Positions(2)(3)	30,526	30,951	27,712	27,872	25,242
Hotel Rooms(2)	15,957	16,515	15,459	16,049	16,193
Average Hotel Occupancy Rate(1)	78.8%	78.3%	76.9%	75.2%	74.3%
Visitors(4)	5,051,101	5,185,393	5,164,474	4,885,510	4,681,535

(1)
For the twelve months ended December 31 for each period shown.

(2)
As of December 31 for each period shown.

(3)
Calculated from information provided by the Nevada State Gaming Control Board.

(4)
For the twelve months ended June 30 for each period shown.

        The National Bowling Stadium, located approximately one block from the Eldorado and Silver Legacy, opened in February 1995 at a reported cost of approximately $48 million. The state-of-the-art facility, which features 80 bowling lanes, has been selected to host tournaments for the American Bowling Congress (the "ABC") and the Women's International Bowling Congress (the "WIBC") two of every three years through 2009 and is expected to host tournaments for other bowling organizations. The National Bowling Stadium was the site of the WIBC's National Championship Bowling Tournament in 1997, 2000 and 2003 and has been selected as the site of that tournament in 2006 and 2009. The National Bowling Stadium was the site of the ABC's National Championship Bowling Tournament in 1998 and 2001 and has been selected as the site of that tournament in 2004, 2007, 2010, 2013 and 2016. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, nightclub and retail space and can be configured to host special events and conventions.

        At December 31, 2003, nine scheduled airlines and a number of other charter airlines were providing daily departures on 89 flights from Reno to approximately 17 other North American cities, providing outbound available seats for over 10,000 people daily. The primary user of the airport is Southwest Airlines, with approximately 41 daily outbound flights as of December 31, 2003. The Eldorado and the Silver Legacy are within a 10-minute drive of the airport, making them easily accessible to visitors traveling to Reno by air.

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

        The Company competes for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 35 casinos currently operating in the Reno market, the Company competes principally with the eight other hotel-casinos that, like the Eldorado, each generate at least $36 million in annual gaming revenues, including the Silver Legacy. Although no hotel-casino projects are currently under construction in the Reno area, we cannot predict the extent to which new projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the near future. The Company expects that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno's current room base or gaming capacity will not adversely affect our financial condition or results of operations. The Company also competes with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, the Company believes that the Eldorado's success is influenced to some degree by the success of the Lake Tahoe market. While the Company does not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

        Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 11 states and casino gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

        On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized "Nevada-style" gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities. Additionally, numerous tribes have announced that they intend to open gaming facilities in California. There are approximately 107 federally recognized Native American tribes in California. A total of 61 Native American tribes entered into compacts with the State of California during 1999 and 2000 that are currently in effect. Each of these Native American tribes may operate up to two gaming facilities. Nine of these Native American tribes are presently not operating a casino. Two Native American tribes entered into compacts with the State of California in 2003 that are currently in effect. Each of these Native American tribes may operate one gaming facility; however, neither is presently operating a casino. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. Currently there are 53 Native American casinos in operation in the State of California. These Native American tribes are currently allowed to operate a maximum of 2,000 slot machines, as well as other games. Certain compacts are currently being renegotiated with the state. While the outcome of the negotiations is yet to be determined, the possibility exists that the current facilities operating in California will be allowed to expand the scope and size of their operations, including an increase in the number of slot machines.

        Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including: (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento and (3) the Thunder Valley Casino in Auburn, California, approximately 21 miles northeast of Sacramento. Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,906 slot machines and 111 table games, dining and entertainment amenities and parking for 4,500 vehicles. This project has been open approximately eight months, and during the third and fourth quarter of 2003, we believe it had a significant impact on our operating results. Based on its size, proximity, and potential expansion capabilities, we believe Thunder Valley Casino could further impact our operations in the future. While we cannot predict the extent of the future impact, it could be significant. Management believes the greatest impact from Thunder Valley Casino to the Eldorado's customer base is to its day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time. Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

        In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

        The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. However, the Company believes that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on future operations, depending on the nature, location, and scope of those operations.

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

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where certain types of entertainment are furnished in connection with the selling of food or refreshments.

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

Other Laws and Regulations

        The sale of alcoholic beverages at the Eldorado and the Silver Legacy are subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

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

        Groundwater in the vicinity of the Eldorado property is also contaminated by a chlorinated solvent known as perchloroethylene or "PCE." This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to the Company is currently $178, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to approximately $18,000. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

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

        The Company has expended approximately $743,000 in connection with environmental matters from January 1, 1993 through December 31, 2003, of which approximately $2,830 was expended during 2003 and approximately $1,990 was expended in 2002.

Employees

        As of December 31, 2003, the Company had 1,914 employees, the substantial majority of whom are nonmanagement personnel. The number of people employed at any time is subject to seasonal fluctuation. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that employee relations are excellent.

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

  •
  As described under "Competition," in this Item 1, the Eldorado and Silver Legacy operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwestern United States, could negatively affect future operating results.

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

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted and, in 2003, Nevada increased the state taxes we pay. From time to time, various state and federal legislators and officials have proposed a variety of changes in tax laws, or in the administration of the laws, affecting the gaming industry, including a federal gaming tax.

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

Item 2.    Properties.

        The Company's executive offices are located inside the Eldorado, which is situated on an approximately 159,000 square foot parcel at 345 North Virginia Street, Reno, Nevada. Resorts owns the entire parcel, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner. See "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report. The lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 and (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3.0% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent in 2003 totaled approximately $629,000. Substantially, all of the Company's real property, including the Eldorado, is subject to encumbrances securing the repayment of the Company's revolving credit facility (the "New Credit Facility"). The New Credit Facility provides a revolving credit facility of $30.0 million and, by its terms, the facility reduces by $1.0 million on December 31, 2004 and the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. At December 31, 2003, the indebtedness outstanding under the New Credit Facility was $13.0 million. The New Credit Facility is secured by a first deed of trust and security interest in all real property interests and fixtures underlying the Eldorado, certain parking facilities, a second deed of trust on the 31,000 square foot property referred to below, all related personal property, substantially all other assets of the Company and a pledge of the Company's interest in ELLC. In addition, Capital has guaranteed Resorts' obligations under the New Credit Facility.

        The Company owns a 31,000 square foot parcel of property across the street from and west of the Eldorado, which could be used for expansion of the Eldorado. As of December 31, 2003, this property was subject to an encumbrance securing the repayment of indebtedness of $981,500 in addition to the aforementioned second deed of trust securing the Company's indebtedness under the New Credit Facility.

        The Company and Mandalay each owns a one-half interest in a 63,000 square foot parcel of land across the street from the Silver Legacy. As of December 31, 2003, this property was not subject to any encumbrance securing the repayment of indebtedness.

        The Company's 96% owned subsidiary, ELLC, owns a 50% joint venture interest in the Silver Legacy, a major themed hotel/casino located adjacent to the Eldorado. Reference is made to the information appearing under the headings "Silver Legacy Resort Casino" and "Silver Legacy Joint Venture-Background" in Item 1 of this report, which information is incorporated in this Item 2 by this reference. At December 31, 2003, the Silver Legacy was subject to encumbrances securing repayment of indebtedness in the aggregate principal amount of $160.0 million.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

        There is no established public trading market for (i) Resorts' outstanding membership interests, which were owned of record by three entities, two individuals and various trusts for the benefit of members of the Carano family as of December 31, 2003, or (ii) the common stock of Capital, which is a wholly-owned subsidiary of Resorts. See Item 12 of this report for additional information concerning the ownership of Resorts' membership interests. As a limited liability company, Resorts is not subject to Federal income tax liability. Because the holders of membership interests in Resorts are required to include their respective shares of Resorts' taxable income in their individual income tax returns, Resorts has made distributions to its members to cover such tax liabilities. Distributions for 2003 were, and distributions for subsequent years will be, limited in accordance with the provisions of the Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 (the "Operating Agreement"). The Operating Agreement provides that the Board of Managers will distribute each year to each member an amount equal to such member's allocable share of taxable income multiplied by the highest marginal combined Federal, state, and local income tax rate applicable to individuals for that year; provided that such distributions will not be made after any event that causes Resorts to thereafter be taxed under the Internal Revenue Code of 1986, as amended, as a corporation. Resorts has made distributions to its members aggregating $2.5 million and $4.6 million in 2003 and 2002, respectively, all of which was for income taxes. We do not anticipate making any additional distributions for income earned through December 31, 2003.

        During the fiscal quarter ended December 31, 2003, neither Resorts nor Capital issued any equity securities and, during such period, neither Resorts nor Capital, nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of Resorts or Capital.

        Reference is made to the information appearing under the caption "Equity Compensation Plans" in Item 12 of this report, which is incorporated in this Item 5 by this reference.

Item 6.    Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Income Data:
Operating revenues:
Casino	$86,972	$94,355	$97,726	$113,613	$112,967
Food, beverage and entertainment	42,195	44,603	46,428	50,806	48,125
Hotel	16,499	16,372	17,427	18,005	17,824
Other	5,525	5,398	5,334	5,508	5,959

	151,191	160,728	166,915	187,932	184,875
Less promotional allowances	(18,234)	(17,866)	(17,592)	(17,612)	(16,483)

Net operating revenues	132,957	142,862	149,323	170,320	168,392

Operating expenses:
Casino	47,400	49,032	50,172	53,112	51,153
Food, beverage and entertainment	28,750	31,077	32,040	34,791	33,236
Hotel	6,809	6,839	7,465	8,005	7,412
Other	1,522	2,091	1,928	3,151	4,013
Selling, general and administrative(2)	27,051	27,704	29,079	32,139	31,103
Depreciation	11,219	11,798	12,957	13,439	13,652

Total operating expenses	122,751	128,541	133,641	144,637	140,569

Equity in income of unconsolidated affiliates(1)	5,613	8,967	10,412	11,935	2,881

Operating income	15,819	23,288	26,094	37,618	30,704

Other income (expense):
Equity in loss of unconsolidated affiliate(3).	(511)	(355)	(207)	—	—
Interest rate swap income (loss)	(163)	1,076	—	—	—
Gain (Loss) on bond repurchases	(578)	50	343	—	—
Gain on sale of land	906	—	—	—	—
Gain (Loss) on investments	—	—	(225)	60	2,327
Interest expense, net.	(8,706)	(10,254)	(12,153)	(13,016)	(12,153)

Total other income (expense)	(9,052)	(9,483)	(12,242)	(12,956)	(9,826)

Income before minority interest.	6,767	13,805	13,852	24,662	20,878
Minority interest(4).	(181)	(319)	(403)	(455)	(110)

Net income(5)	$6,586	$13,486	$13,449	$24,207	$20,768

Other Data:
Net cash provided by (used in):
Operating activities	$13,644	$17,605	$15,843	$27,667	$35,057
Investing activities	(4,718)	13,314	(6,002)	(7,248)	(8,633)
Financing activities	(9,699)	(32,694)	(9,298)	(20,057)	(25,506)
Capital expenditures	9,917	4,861	6,364	7,763	7,830
Ratio of earnings to fixed charges(6)	1.7x	2.3x	2.1x	2.8x	2.7x
Operating Data(7):
Number of hotel rooms(8)	816	816	816	816	816
Average hotel occupancy rate(8)	88.7%	89.0%	89.6%	91.7%	91.9%
Casino square footage(8)	84,000	84,000	84,000	84,000	84,000
Number of slot machines(8)	1,587	1,752	1,826	1,947	1,880
Number of table games(8)	63	70	78	78	78

	At December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,362	$8,135	$9,910	$9,367	$9,005
Total assets	215,177	217,644	237,461	235,725	231,778
Total debt	78,346	85,210	113,482	117,031	128,978
Members' equity	115,181	111,095	102,204	94,751	79,777

See footnotes to Selected Consolidated Financial Data which appear on the next page.

Footnotes to Selected Consolidated Financial Data

(1)
Equity in income of unconsolidated affiliates represents ELLC's 50% joint venture interest in the Silver Legacy Joint Venture and for the years ended December 31, 2003, 2002 and 2001, Resorts' 21.25% interest in Tamarack.

(2)
Resorts pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of Resorts' equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. are included in selling, general and administrative expenses and totaled $295,000, $48,000 and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Historically, the salaries of senior executive officers and certain other key employees of the Predecessor Partnership were not directly incurred by the Predecessor Partnership but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of Resorts. Resorts then entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreation Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of Resorts' annual net revenues. As a result of the Management Agreement and Resorts' assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, Resorts incurred such salaries and management fees for the years ended December 31, 2003, 2002 and 2001 of $1.9 million, $1.7 million and $3.0 million, respectively.

(3)
Equity in loss of unconsolidated affiliate represents Resorts' 18% interest in MindPlay.

(4)
Minority interest represents the minority partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The minority interest in ELLC is owned by certain Resorts' equityholders and is approximately 4%.

(5)
As a limited liability company, Resorts is not subject to Federal income tax liability. Because holders of membership interests in Resorts are required to include their respective shares of Resorts' taxable income in their individual income tax returns, Resorts has made distributions to its members to cover such liabilities.

(6)
The ratio of earnings to fixed charges has been computed as earnings divided by fixed charges. Earnings represent net income plus fixed charges. Fixed charges represent interest expense, whether expensed or capitalized, the interest component of rent expense and amortization of debt issuance costs.

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

Property and Equipment and Other Long-Lived Assets

        Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. At December 31, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Factors Impacting Operating Trends

        A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California. The United Auburn Indian Community ("UAIC") has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage Thunder Valley Casino, an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,906 slot machines and 111 table games, dining and entertainment amenities and parking for 4,500 vehicles. This project has been open approximately eight months, and during the third and fourth quarter of 2003, we believe it had a significant impact on our operating results. Based on its size, proximity, and potential expansion capabilities, we believe Thunder Valley Casino could further impact our operations in the future. While we cannot predict the extent of the future impact, it could be significant. In addition to existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Management believes the greatest impact from Thunder Valley Casino to the Eldorado's customer base is to its day-trippers, those patrons whose visit is for one day and does not include an overnight stay. These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time. Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

        Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks which run between Reno's downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project, which commenced in early 2003, is expected to be completed in 2006. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project commenced in January 2004 and is expected to be completed by December 2004. While we believe the construction of these projects has had a minimal impact on our operations, we cannot determine their impact during their remaining periods of construction or after their completion.

        On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations. Based on our evaluation of the new Nevada tax law,

we believe the annual incremental impact on our current level of operations will be approximately $0.75 million.

        Our operating results are highly dependent on the volume of customers visiting and staying at our resort. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is refered to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate ("ADR") are key indicators for our hotel business.

        The following discussion of the Company's operations relates to the Eldorado except as otherwise indicated.

Year Ended December 31, 2003 Compared to
Year Ended December 31, 2002

Net Revenues

        Net revenues decreased by approximately $9.9 million, or 6.9%, to $133.0 million for the year ended December 31, 2003 compared to $142.9 million for the year ended December 31, 2002. The decrease in net revenues resulted from decreases in casino, food and entertainment revenues. The Company's management believes that revenues have been negatively impacted due to increased competition from Native American casinos in northern California, particularly due to the opening of Thunder Valley Casino on June 9, 2003, and a weak California economy continued to pose a challenge in 2003. Management also feels that with its new slot product on the remodeled casino floor, along with our enhanced complimentary program and remodeled hotel rooms, revenues will stabilize, particularly in the casino, as we continue to maintain our loyal customer base while we aggressively target and attract local customers.

        Casino revenues decreased by 7.8% to $87.0 million for the year ended December 31, 2003, compared to $94.4 million for the year ended December 31, 2002. The decrease in casino revenues was due to decreases in table games drop and slot handle, primarily in untracked play in the second half of 2003, and a lower table games hold percentage for the year ended December 31, 2003 as compared to 2002. This decrease in hold percentage, as compared to 2002, accounted for 31.8% of the decrease in casino revenues.

        Food, beverage and entertainment revenues decreased by approximately $2.4 million, or 5.4%, to $42.2 million for the year ended December 31, 2003 compared to $44.6 million in 2002. The decrease was primarily due to lower showroom occupancy and lower restaurant customer counts in the 2003 period.

        Hotel revenues increased to $16.5 million for the year ended December 31, 2003 from $16.4 million for the year ended December 31, 2002, an increase of approximately 0.8%. This increase is primarily a result of an increase in the Company's average daily rate ("ADR") to approximately $57 for the year ended December 31, 2003 compared to approximately $56 for the same period in 2002. The hotel occupancy was comparable at approximately 89% for the years ended December 31, 2003 and 2002. In both the 2003 and 2002 periods, hotel occupancy was impacted by a reduction in available room nights (3,400 in 2003 and 3,300 in 2002) due to our hotel remodeling in the first half of 2003 and an energy retrofit in the first half of 2002. Had some of these room nights been available on select weekends, the hotel would have been at capacity on these weekends.

        Other revenues increased slightly to $5.5 million for the year ended December 31, 2003 as compared to $5.4 million in 2002.

        Promotional allowances, expressed as a percentage of casino revenues, were 21.0% in 2003 compared to 18.9% in 2002. This increase is primarily related to increased redemption of complimentaries as a result of our customers utilizing the enhanced "Club Eldorado" program. The Company enhanced its "Club Eldorado" program on July 1, 2002, allowing customers to view and redeem earned complimentaries throughout the property and offering discounts at the showroom and food outlets. Management feels the enhanced program has contributed to increased customer loyalty and has added to its customer base.

Operating Expenses

        The Company's operating expenses decreased by 4.5% to $122.8 million for the year ended December 31, 2003 from $128.5 million for the year ended December 31, 2002. This decrease is mainly attributable to decreased casino, food, beverage, entertainment, selling, general and administrative expenses. The decrease in operating expenses reflects efficiencies in operations as management is continually monitoring departmental expenses.

        Casino expenses decreased by 3.3% to $47.4 million for the year ended December 31, 2003 from $49.0 million for the year ended December 31, 2002. The decrease is due to reductions in our charter bus program and payroll expenditures, primarily in our slot department, where we are benefiting from utilizing new labor efficient ticket-in ticket-out slot machines. The ticket-in ticket-out machines were first introduced in early 2003 and as of December 31, 2003, we had approximately 512 of these machines, or approximately 32% of the total machines in use at the Eldorado.

        Food, beverage and entertainment expenses decreased by approximately $2.3 million, or 7.5%, to $28.8 million for the year ended December 31, 2003 from $31.1 million for the year ended December 31, 2002. The decrease is mainly due to lower payroll expenditures and decreased food costs, primarily due to lower restaurant customer counts, lower showroom professional services and advertising expenses.

        Hotel expenses for the year ended December 31, 2003 and 2002 remained flat at $6.8 million.

        Selling, general and administrative expenses and management fees decreased by 2.4% to $27.1 million for the year ended December 31, 2003 from $27.7 million during 2002. The decrease was primarily due to decreases in payroll expenditures and advertising expenses and not recording an initial players club liability in the 2003 period, partially offset by an increase in management fees and general liability insurance.

Depreciation

        Depreciation decreased to $11.2 million for the year ended December 31, 2003 compared to $11.8 million in 2002, a decrease of $0.6 million, or 4.9%, due to some assets becoming fully depreciated.

Equity in Income of Unconsolidated Affiliates

        Earnings from the Company's unconsolidated affiliates, the Silver Legacy Joint Venture and Tamarack, for the year ended December 31, 2003 were $5.6 million as compared to $9.0 million for 2002, a decrease of approximately $3.4 million, or 37.4%. Equity in income of the Silver Legacy Joint Venture decreased approximately $3.6 million for year ended December 31, 2003 compared to 2002. The reasons for this reduction, similar to the Eldorado, are related to increased competition from Native American gaming in northern California and a weak economy. Equity in income in Tamarack increased approximately $0.3 million for the year ended December 31, 2003 compared to 2002.

Other Income (Expense)

        Other income (expense) is comprised of interest expense, equity in loss of unconsolidated affiliate, gain (loss) on repurchase of bonds, investment loss, gain on land sale and interest rate swap income

(loss). Interest expense is net of capitalized interest and interest income. For the year ended December 31, 2003, interest expense decreased by approximately $1.5 million, or 15.1%, to $8.7 million for the year ended December 31, 2003 compared to $10.3 million in 2002, primarily due to decreases in the average outstanding borrowings and a lower average interest rate in 2003. The decreases in average outstanding borrowings and lower average interest rate is primarily due to the following purchases and redemption of 10 1/2% Notes:

Redemption Amount	Month	Year
$2.0 million	June	2002
$5.2 million	August	2002
$7.9 million	January	2003
$1.75 million	September	2003
$8.8 million	November	2003

The Company recognized a cumulative $578,000 loss in 2003 and a cumulative $50,000 gain in 2002 as a result of its purchases and redemption of 10 1/2% Notes, in each case net of unamortized bond fees relating to the debt issue. The Company recognized a $0.2 million loss in 2003 and a $1.1 million gain in 2002 from interest rate swap agreements. Equity in loss of our unconsolidated affiliate was $0.5 million for the year ended December 31, 2003 compared to a loss of $0.4 million in 2002. The Company did not capitalize any interest for the year ended December 31, 2003 while it capitized interest of approximately $103,000 in 2002. In June 2003, the Company sold its approximately 85 acres of land in Verdi, Nevada, resulting in a gain of $906,000.

Net Income

        As a result of the factors described above, net income for the year ended December 31, 2003 decreased by 51.2% to $6.6 million compared to $13.5 million in 2002.

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

        Hotel revenues decreased to $16.4 million for the year ended December 31, 2002 from $17.4 million for the year ended December 31, 2001, a decrease of approximately 6.1%. This decrease was attributable to the Eldorado's average daily rate ("ADR") and hotel occupancy decreasing to approximately $56 and 89%, respectively, in the 2002 period as compared to approximately $59 and 90%, respectively, in 2001. The hotel occupancy decrease was partly due to an energy conservation retrofit of our hotel rooms, completed in March 2002, which reduced the number of available room nights in the first quarter by approximately 3,300. Had some of these room nights been available on select weekends, the hotel would have been at capacity on these weekends. Also contributing to the decrease in the Company's hotel occupancy and average daily rate was the absence in 2002 of the American Bowling Congress National Championship Bowling Tournament that was held in 2001 beginning in February and ending in June.

        Other revenues increased slightly to $5.4 million for the year ended December 31, 2002 as compared to $5.3 million in 2001.

        Promotional allowances, expressed as a percentage of casino revenues, were 18.9% in 2002 compared to 18.0% in 2001.

Operating Expenses

        The Company's operating expenses decreased by 3.8% to $128.5 million for the year ended December 31, 2002 from $133.6 million for the year ended December 31, 2001. This decrease was mainly attributable to decreased casino, food, beverage, entertainment, hotel and selling, general and administrative expenses. Payroll expenditures were lower for the year ended December 31, 2002, reflecting staff reductions implemented in September 2001 as a result of reduced business levels following the September 11 terrorist attacks.

        Casino expenses decreased by 2.3% to $49.0 million for the year ended December 31, 2002 from $50.2 million for the year ended December 31, 2001. The decrease was due to reductions in our charter bus program and payroll expenditures partially offset by an increase in promotional expenses in part related to enhancing the "Club Eldorado" program.

        Food, beverage and entertainment expenses decreased by approximately $1.0 million, or 3.0%, to $31.1 million for the year ended December 31, 2002 from $32.0 million for the year ended December 31, 2001. The decrease was primarily a result of a decrease in payroll expenditures, entertainment professional services and lower food cost of sales.

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

Other Income (Expense)

        Other income (expense) is comprised of interest expense, loss on investments, equity in loss of unconsolidated affiliate, and interest rate swap income. Interest expense is net of capitalized interest, interest income, and the gain on repurchase of bonds, net of unamortized bond fees. For the year ended December 31, 2002, interest expense decreased by approximately $1.6 million, or 13.6%, to $10.2 million compared to $11.8 million for the same period in 2001 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate in 2002 as compared to 2001. The decrease in average outstanding borrowings is partly due to the Company's purchase of $10.2 million, $2.0 million and $5.2 million principal amount of its 10 1/2% Notes on the open market in October 2001, June 2002 and August 2002, respectively. The Company recognized interest rate swap income of $1.1 million and equity in loss of its unconsolidated affiliate of $0.4 million for the year ended December 31, 2002. The Company capitalized interest of approximately $103,000 for the year ended December 31, 2002 compared to approximately $132,000 in 2001.

Net Income

        As a result of the factors described above, net income for the year ended December 31, 2002 increased by 0.3% to $13.5 million compared to $13.4 million in 2001.

Management Fees

        The Company pays management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc., the owners of 55% and 29% of the Company's equity interests, respectively. The management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. totaled $295,000, $48,000 and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Historically, the salaries of senior executive officers and certain other key employees were not directly incurred but were paid from a portion of the management fees paid to Recreational Enterprises, Inc. As of July 1, 1996, the aggregate annual salaries of such senior executive officers and other key employees became payroll obligations of the Company and the Company entered into a Management Agreement with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. providing that future management fees paid to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. will not exceed 1.5% of the Company's annual net revenues. As a result of the Management Agreement and the Company's assumption of responsibility for the salaries of senior executive officers and other key employees previously paid by Recreational Enterprises, Inc. from its management fee, the Company incurred such salaries and management fees for the years ended December 31, 2003, 2002 and 2001 of $1.9 million, $1.7 million and $3.0 million, respectively.

Seasonality

        Hotel/casino operations in the Reno market are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows the Company's percentage of gross revenues by quarter for each of 2003, 2002 and 2001.

	2003	2002	2001
First quarter	24.8%	22.6%	23.2%
Second quarter	24.9%	25.4%	26.7%
Third quarter	26.8%	28.9%	27.7%
Fourth quarter	23.5%	23.1%	22.4%

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        The Company's primary sources of liquidity and capital resources have been through cash flow from operations, borrowings under various credit agreements and the issuance in July 1996 of $100 million in aggregate principal amount of the 10 1/2% Notes. Since 1996, the Company has completed several expansion and remodeling projects, accounting for a significant use of cash flow from operations and borrowed funds. Net cash provided by operating activities was $13.6 million for the year ended December 31, 2003 compared to $17.6 million for the prior year.

        At December 31, 2003, the Company had $7.4 million of cash and cash equivalents and, after giving effect to then outstanding borrowings, it had approximately $17.0 million of borrowing capacity available pursuant to its New Credit Facility (as defined below) all of which could be utilized under the most restrictive of our loan covenants. The net proceeds of the offering by the Company and its wholly-owned subsidiary, Eldorado Capital Corp., of the 10 1/2% Notes (the "Offering") were used to repay a portion of the indebtedness under the Loan Agreement dated as of March 25, 1994, between the Company, the banks named therein and Bank of America NT&SA, as administrative agent (the "Former Credit Facility"). The Former Credit Facility was amended concurrently with the closing of the Offering to provide the Company with a senior secured revolving credit facility in the original amount of $50 million (as amended, the "Credit Facility"). On July 17, 2001, the Company's credit facility was amended and restated (the "New Credit Facility"). The New Credit Facility, which was further amended September 10, 2003, provides for a senior secured revolving credit facility of $30 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.0 million on December 31, 2004 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The effective rate of interest on borrowings under the New Credit Facility at December 31, 2003 was 3.54% per annum. The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. As of December 31, 2003 the Company was in compliance with all provisions of the New Credit Facility.

        As of December 31, 2003, the Company had outstanding (i) $64.2 million in aggregate principal amount of the 10 1/2% Notes, (ii) $13.0 million of borrowings under the New Credit Facility and (iii) $0.6 million of other long-term debt (net of current portion).

        During the year ended December 31, 2003, we generated cash flows from operating activities of $13.6 million compared to $17.6 million in the prior year. The $4.0 million decrease in cash provided by operations was primarily due to the $6.9 million decline in net income. As of December 31, 2003, cash and cash equivalents were $7.4 million, sufficient for normal operating requirements.

        Cash used in investing activities for the year ended December 31, 2003 was $4.7 million compared to cash provided by investing activities of $13.3 million for the year ended December 31, 2002. In 2003, cash used in investing activities related primarily to capital expenditures relating to slot purchases, our hotel remodeling and various equipment purchases. Distributions from unconsolidated affiliates decreased $14.2 million to $2.5 million for the year ended December 31, 2003 compared to $16.7 million in 2002 principally due to a special distribution of $10.0 million to ELLC at the time of issuance of the Silver Legacy Notes and a $2.6 million prior year tax distribution which was made on February 28, 2002. In June 2003, the Company sold its 85 acres of land in Verdi, Nevada for approximately $2.5 million. On November 6, 2002, the Company received $2.4 million from the sale of property at 444 North Center Street, Reno, Nevada, on which the Company's human resources offices had been located. Capital spending for the year ended December 31, 2003 increased $5.1 million to $9.9 million compared to $4.9 million for the year ended December 31, 2002. This increase is primarily related to our hotel remodel and to our purchase of new ticket-in, ticket-out slot machines of which, as of December 31, 2003, the Company had approximately 512 on its casino floor.

        Cash used in financing activities was $9.7 million for the year ended December 31, 2003, compared to $32.7 million for the year ended December 31, 2002. For the year ended December 31, 2003, the Company purchased and redeemed $7.9 million, $1.75 million and $8.8 million principal amount of its 10 1/2% Notes facilitated by borrowing $18.5 million under its credit facility. In 2002, the Company reduced the outstanding portion of the New Credit Facility by $20.8 million primarily utilizing the aforementioned distributions to ELLC from the Silver Legacy Joint Venture in the aggregate amount of $12.6 million in 2003.

        The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members' allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year. For the year ended December 31, 2003, Resorts made distributions of $2.5 million to its members as compared with distributions of $4.6 million during 2002, all of which was for income taxes.

        The Company's future sources of liquidity are anticipated to be from its operating cash flow, funds available from the New Credit Facility and capital lease financing for certain of its fixed asset purchases. The Company's anticipated uses of cash in 2004 will be for new slot machines ($2.0 million), hotel remodeling ($1.0 million), recurring capital expenditures (estimated at approximately $2.0 million) and debt service. The total amount budgeted for the hotel remodeling is $11.0 million of which $6.2 million had been incurred as of December 31, 2003. We believe our capital resources are adequate to meet our obligations including the funding of our debt service and recurring capital expenditures.

        In July 2003, the Company renewed its property and general and liability insurance policies which included a change to its previous earthquake coverage. Under the new policy, the Eldorado and the Silver Legacy, have combined flood and earthquake coverage of $500 million. In the event that an earthquake or flood causes damage to only the Eldorado or the Silver Legacy property, that property is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Eldorado is entitled to receive, to the extent of any replacement cost incurred, up to $223.5 million of the coverage amount and up to the portion of the other $276.5 million, if any, remaining after satisfaction of the Silver Legacy's claim. In addition, our new insurance policy includes terrorism coverage up to $150 million. In the event that an act of terrorism causes damage to only the Eldorado or the Silver Legacy property, that property is eligible to receive up to $150 million in coverage depending on the replacement cost. In the event both properties are damaged, the Eldorado is entitled to receive, to the extent of any replacement cost incurred, up to $67.0 million of the coverage amount and up to the portion of the other $83.0 million, if any, remaining after satisfaction of the Silver Legacy's claim.

Contractual Commitments

        The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases and operating leases, as of December 31, 2003.

	Type of Contractual Obligation
Payment due by Period (in Thousands)	Long-Term Debt Instruments	Capital Leases	Operating Leases	Total
2004	$355	$84	$629	$1,068
2005	373	17	157	547
2006	77,517	0	77	77,594
2007	0	0	0	0
2008	0	0	0	0
Thereafter	0	0	0	0

Total	$78,245	$101	$863	$79,209

        The repayment of our long-term debt, which consists of our indebtedness under the New Credit Facility and the indebtedness evidenced by the 10 1/2% Notes, is subject to acceleration upon the occurrence of an event of default under the New Credit Facility or the indenture relating to the 10 1/2% Notes.

        We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. We expect to spend approximately $2.0 million on new slot machines in 2004.

        The Company made cash interest payments of $9.1 million, $11.2 million and $12.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. The Company anticipates making lower cash interest payments in 2004 than 2003 due to anticipated lower average borrowings and lower average interest rates.

Off Balance Sheet Arrangements

        The Company previously guaranteed 54.28% of a $1.25 million working capital line for MindPlay LLC. Upon the sale of substantially all of the assets of MindPlay on February 19, 2004, this line was paid in full by the purchaser and terminated.

Recently Issued Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS No. 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 is required to be reclassified. In May 2002, the Company adopted this statement. Accordingly, the Company's gain (loss) on bond repurchases is classified as component of other income (expense) for all years presented.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

        In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to market risk in the form of fluctuations in interest rates and their potential impact on our variable rate debt outstanding. At December 31, 2003, the interest rate on $13.0 million of the Company's debt was subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor. The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and it has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during the years ended December 31, 2003 and 2002 other than as discussed below.

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

        On November 12, 2002, the Company and Bank of America N.A., entered into a fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which had an original expiration date of August 15, 2006, we received interest at a fixed rate of 3.44% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears. The amounts due under the swap agreement were payable on February 15 and August 15 of each year, beginning February 15, 2003. Effective February 12, 2003, the Company and Bank of America, N.A. entered into an agreement to terminate this swap agreement. In consideration of the early termination, Bank of America, N.A. paid the Company $10,000.

        The following table provides information as of December 31, 2003 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve. Implied forward rates should not be considered a predictor of actual future interest rates.

	Year ending December 31, (in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
10 1/2% Senior Subordinated Notes	$—	$—	$64,249	$0	$0	$0	$64,249
Fixed interest rate	—	—	10.5%	—	—	—	10.5%
New Credit Facility	$—	$—	$13,000	$0	$0	$0	$13,000
Notes payable to individuals	$335	$373	$268	$0	$0	$0	$996
Variable average interest rate	8.89%	9.00%	3.65%	—	—	—	3.93%

Item 8.    Financial Statements and Supplementary Data.

        Reference is made to the reports of Deloitte & Touche LLP and Arthur Andersen LLP, dated March 22, 2004 and March 5, 2002, respectively, and the consolidated financial statements of Eldorado Resorts LLC appearing on pages 62 through 83 of this report and the reports of Deloitte & Touche LLP and Arthur Andersen LLP, dated March 22, 2004 and February 8, 2002, respectively, and the consolidated financial statements of Circus and Eldorado Joint Venture appearing on pages 84 through 103, which are incorporated in this Item 8 by such reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

        An evaluation was performed by management, with the participation of our Chief Executive Officer and our Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officers have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

        There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

        Board Members are elected at annual meetings of the Resorts' members for one-year terms. Any Board Member may be removed from office with a vote of 60% of the membership interests, but no Board Member may be removed where there would be enough votes to elect that Board Member at an election. In an election, each Member is entitled to as many votes as equals the number of percentage points of such Member's interest multiplied by the number of Board Members to be elected. Members can cast all of their votes for a single Board Member or distribute them among the candidates for Board Members as they see fit. The Board of Managers generally has control over the management and affairs of Resorts. Board Members are required to devote enough time to Resorts to reasonably perform their duties. Resorts' Chief Executive Officer, Donald L. Carano, supervises the day-to-day operations of Resorts. Members have no right to participate directly in management or control of Resorts, except for votes required for certain extraordinary transactions described in the Operating Agreement.

        Resorts' Board of Managers, which does not have a separate audit committee, has determined that Leslie Stone Heisz, who is a member of the Board of Managers, is an "audit committee financial expert" in that she has the following attributes:

  •
  an understanding of generally accepted accounting principles and financial statements;

  •
  the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

  •
  experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements or experience actively supervising one or more persons engaged in such activities;

  •
  an understanding of internal control over financial reporting; and

  •
  an understanding of audit committee functions.

The Board of Managers has also determined that Ms. Heisz is "independent" as that term is defined under current rules of the New York Stock Exchange (the "NYSE"). None of Resorts' or Capital's securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of Resorts or Capital in the future.

        Capital's Board of Directors, which does not have a separate audit committee, has determined that it does not have an "audit committee financial expert" as that term is defined under current rules of the NYSE. The Board of Directors does not believe Capital requires an audit committee financial expert since it has no operations and is consolidated for financial reporting purposes with Resorts.

        Resorts' Board of Managers and Capital's Board of Directors have adopted a code of ethics that applies to their principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics is a written standard designed to deter wrongdoing and to promote

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely and understandable disclosure in reports and documents that the Company file with, or submit to, the SEC and in other public communications made by the Company;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  the prompt internal reporting of violations of the code to an appropriate person identified in the code; and

  •
  accountability for adherence to the code.

        We undertake to provide to any person without charge, upon request, a copy of the code of ethics. A request should be directed to Eldorado Resorts LLC, 345 N. Virginia St., Reno, Nevada 89501 Attention: Chief Financial Officer.

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

Board Members and Executive Officers

Name	Age	Position(s)
Donald L. Carano	72	Presiding Board Member, Chief Executive Officer and President of Resorts; President and Director of Capital
Robert M. Jones	61	Chief Financial Officer of Resorts
Gene R. Carano	48	Vice President and Secretary of Resorts and Assistant General Manager of the Eldorado; Treasurer of Capital
Gregg R. Carano	44	Vice President of Resorts and General Manager of the Eldorado; Director of Capital
Gary L. Carano	51	Board Member—Appointed by Recreational Enterprises, Inc. as its corporate representative
Raymond J. Poncia, Jr.	70	Board Member—Appointed by Hotel Casino Management, Inc. as its corporate representative; Director of Capital
Leslie Stone Heisz	43	Board Member

Name	Age	Significant Employees Position(s)
Robert B. MacKay	56	Director of Administration of the Eldorado
Robert B. Mouchou	48	Vice President of Operations of the Eldorado
Rick W. Murdock	48	Vice President of Sales and Casino Marketing of the Eldorado
Rhonda B. Carano	50	Vice President of Advertising and Public Relations of the Eldorado

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

        Leslie Stone Heisz.    Ms. Heisz has been a Board Member since 1996. Ms. Heisz has been a Senior Advisor at Lazard Freres & Co. LLC since March 2003. From December 1996 to December 2002, she was a Managing Director of Dresdner Kleinwort Wasserstein, where she had been a Director since 1995. Prior thereto, Ms. Heisz was a Vice President at Salomon Brothers Inc. where she provided capital raising and financial advisory services to a wide variety of companies. Ms. Heisz received a M.B.A. and a B.S. from U.C.L.A.

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

Item 11.    Executive Compensation.

Summary Compensation Tables

        The following table sets forth all compensation paid by Resorts for the period from January 1, 2001 through December 31, 2003, to the Resort's officers named below (the "Named Officers").

	Annual Compensation(1)
				All Other Compensation
	Year	Salary	Bonus
Donald Carano Board Member and Chief Executive Officer of Resorts	2003 2002 2001	$225,962 259,615 363,500	$0 0 0	$2,370 2,292 3,021	(2)
Robert Jones Chief Financial Officer of Resorts	2003 2002 2001	$295,577 294,039 320,000	$0 4,000 0	$3,686 208,773 3,937	(3)
Gene Carano Vice President of Resorts and Assistant General Manager of the Eldorado	2003 2002 2001	$239,520 241,827 300,000	$0 0 0	$1,936 1,676 3,937	(4)
Gregg Carano Vice President of Resorts and General Manager of the Eldorado	2003 2002 2001	$239,520 241,827 300,000	$0 0 0	$3,436 3,176 3,937	(5)
Rob Mouchou Vice President of Operations of the Eldorado	2003 2002 2001	$280,289 278,366 300,000	$0 4,000 0	$1,590 182,267 2,634	(6)

(1)
Salary shown for each year for each Named Officer includes any amount of such salary he or she elected to defer the receipt of pursuant to the Company's Deferred Compensation Plan.

(2)
Includes contributions to the Company's 401(k) Plan (as defined herein) of $1,500, payment of term life insurance premiums of $90 and payment of health insurance premiums of $780.

(3)
Includes contributions to the Company's 401(k) Plan of $1,750, payment of term life insurance premiums of $90 and payment of health insurance premiums of $1,846.

(4)
Includes payment of term life insurance premiums of $90 and payment of health insurance premiums of $1,846.

(5)
Includes contributions to the Company's 401(k) Plan of $1,500, payment of term life insurance premiums of $90 and payment of health insurance premiums of $1,846.

(6)
Includes contributions to the Company's 401(k) Plan of $1,500 and payment of term life insurance premiums of $90.

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

        The Company has not granted any appreciation rights to the Named Officers since 1996. Nor did any of the Named Officers exercise any appreciation rights during 2003. The following table provides certain information with respect to the appreciation rights held by the Named Officers as of December 31, 2003.

	Number of Unexercised Appreciation Rights as of December 31, 2003		Value of Unexercised Appreciation Rights as of December 31, 2003
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Carano	—	—	—	—
Robert Jones	50,000	25,000	$0	$0
Gene Carano	62,500	37,500	$0	$0
Gregg Carano	62,500	37,500	$0	$0
Rob Mouchou	37,500	12,500	$0	$0

Deferred Compensation Plan

        Effective January 1, 1990, the Eldorado Hotel Casino Deferred Compensation Plan (the "Deferred Compensation Plan") was established for the benefit of a select group of management and highly compensated employees. As of December 31, 2003, three employees and one former employee of the Company were eligible to participate. Under the Deferred Compensation Plan, as presently administered, an eligible employee may elect each year to defer the receipt of a portion of his or her compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in years prior to 1991, which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, Resorts' Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. In 2002, the Chief Executive Officer elected to distribute lump sum distributions in the aggregate amount of

$396,000 to two participating employees, including Rob Mouchou, thus eliminating their participation in the plan. The Chief Executive Officer elected to distribute lump sum distributions totaling an additional $469,000 to three participating employees, including Robert Jones, representing 50% of their available balance under the plan as of December 31, 2002. One participating employee is receiving distributions over a period of time. Amounts the Company is obligated to distribute to remaining participants, including the Named Officers, pursuant to the Deferred Compensation Plan represent an unfunded obligation of the Company which, as of December 31, 2003, totaled $638,000. The only Named Officer currently participating in the Deferred Compensation Plan is Mr. Jones, who had approximately $218,000 available in the plan as of December 31, 2003.

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

Compensation Committee Interlocks and Insider Participation

        The Company has historically paid a management fee to each of Recreational Enterprises, Inc. and Hotel Casino Management, Inc. A portion of these fees represented compensation for services provided to the Company by certain members of the Carano family. Effective July 1, 1996, the Company entered into a new Management Agreement (the "Management Agreement") with Recreational Enterprises, Inc. and Hotel Casino Management, Inc. which provides that Recreational Enterprises, Inc. and Hotel Casino Management, Inc. (collectively, the "Managers") will, among other things, (a) develop strategic plans for the Company's business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of the Company, (c) establish and oversee the operation of financial accounting systems and controls and regularly review the Company's financial reports, (d) provide planning, design and architectural services to the Company and (e) furnish advice and recommendations with respect to certain other aspects of the Company's operations. In consideration for such services, the Company pays to the Managers a management fee not to exceed 1.5% of the Company's annual net revenues. There is no minimum payment required to be paid to the Managers pursuant the Management Agreement. The current term of the Management Agreement continues in effect until July 1, 2005 and will be automatically renewed for additional three-year terms until terminated by one of the parties. Due to a downturn in economic conditions, Recreational Enterprises, Inc. and Hotel Casino Management, Inc. relinquished most of their management fees for 2002. For 2003, the Company paid management fees to Recreational Enterprises, Inc. and Hotel Casino Management, Inc. of $274,997 and $20,174, respectively, compared with $13,400 and $34,100, respectively for 2002. There are no current plans to increase the management fees in 2004 beyond the levels paid in 2003. There can be no assurance that the terms of the Management Agreement are at least as favorable to the Company as could be obtained from unaffiliated third parties.

        Resorts owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is payable in an amount equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues for the year ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. In 2003, the rent paid pursuant to the C, S and Y Lease, totaled approximately $629,000. In the opinion of the Company's management, the terms of the C, S and Y Lease are at least as favorable to the Company as could have been obtained from unaffiliated third parties.

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

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity in which Resorts owns a 21.25% interest. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 21.25% interest in Tamarack Crossings, LLC, which is exercisable until June 30, 2010. At December 31, 2003, Tamarack, which opened September 4, 2001, had approximately 244 slot machines, a keno game, a sports book and a themed restaurant. In February 2004, Tamarack began construction of a planned $14.0 million expansion, financed by bank loans, which will increase the size of the current building from approximately 22,000 square feet to approximately 60,000 square feet. The expansion plans call for 200 additional slot machines and an expanded sports book and lounge. Construction is scheduled for completion in November 2004. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2003, Resorts' financial investment in Tamarack Crossings, LLC was $4.0 million. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting. Equity in income related to Tamarack for the year ended December 31, 2003, of $866,000 is included as a component of operating income. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $98,000 in 2003. The Tamarack purchased these products at the Company's cost.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations ("MindPlay"). Resorts owns an 18% interest in the MindPlay Entity. Resorts also has an option to acquire from ARL an additional 2.3% interest in the MindPlay Entity. The purchase price is equal to $211,000 per 1% and is exercisable until June 30, 2004. The MindPlay Entity is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. Other investors in the MindPlay Entity include Robert Jones, Don Carano, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano, Rhonda Carano, Rob Mouchou, Rick Murdock and Robert B. MacKay, each an affiliate or executive of Resorts, who own collectively a 14.1% interest. These individuals acquired their interests in the MindPlay Entity under the same terms and conditions as those of Resorts. At December 31, 2003, Resorts' financial investment in the MindPlay Entity was $0.6 million. The Company's investment in the MindPlay Entity is accounted for using the equity method of accounting. Equity in loss related to the MindPlay Entity for the year ended December 31, 2003 of $511,000 is included as a component of non-operating income.

        In January 2002, the Company guaranteed 54.28% of a working capital line for MindPlay LLC in the amount of $1.0 million. On September 9, 2002, the line was increased to $1.25 million. Each draw on the line of credit required the approval of the president of the MindPlay Entity and Robert Jones, Chief Financial Officer of Resorts. Upon the sale of the assets of the MindPlay Entity described below, the working capital line was paid in full by the purchaser and terminated.

        In 2002, the Company purchased from the MindPlay Entity nine computerized gaming tables for $210,000 which are being used on the casino floor and are enhancing player tracking and casino surveillance. In 2003, the Company paid the MindPlay Entity approximately $4,800 for services relating to the MindPlay tables purchased in 2002. In the opinion of the Company's management, the payments are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

        On February 19, 2004, Alliance Gaming Corp., a New York Stock Exchange listed company ("Alliance"), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities in the aggregate amount of $2,000,000. The principal amount of liabilities assumed included a $1,250,000 working capital line, 54.28% of which had been guaranteed by Resorts. The consideration received by the MindPlay Entity included $9.0 million in cash, the assumption of $2.0 million of liabilities and promissory notes issued by Alliance in the aggregate principal amount of $4,000,000 which are payable in equal installments after two and four years, respectively, with interest at the rate of 6% per annum. In addition, the MindPlay Entity received options to purchase 100,000 shares of Alliance, common stock, which are exercisable at an exercise price of $24.69 per share. The options, which expire on February 19, 2011, become exercisable as to 50,000 of the shares on February 19, 2006 and as to the balance on February 19, 2008. For a thirteen year period subsequent to the closing date, Alliance will pay the MindPlay Entity royalties, which will be based upon a percentage of gross profit for the first seven years and a percentage of revenue for the remaining six years, from the sale of MindPlay products. Royalty payments totalling at least $1,000,000 over the first two years are guaranteed. The MindPlay Entity has given certain indemnifications to Alliance related to the intellectual property which could ultimately affect the amount of notes collected due to certain offsets and impact the amount of royalties collected. The amount of royalties to be received is subject to a number of future events, the impact of which cannot be determined at this time, including development of manufacturing, sales and marketing programs by Alliance and the level of acceptance of the relatively new MindPlay product by the gaming industry. On March 8, 2004, the Company received a cash distribution of $1,191,150 from the MindPlay Entity. It is anticipated that the Company will receive an additional cash distribution of approximately $105,000 by the end of March 2004. Resorts is entitled to receive $600,000 in 2006 from the note and royalty proceeds as consideration for termination of a services agreement between Resorts and the MindPlay Entity.

        The Company from time to time leases aircrafts owned by Recreational Enterprises, Inc., for use in operating the Company's business. In 2003, lease payments for the aircrafts totaled $695,000. In the opinion of the Company's management, the payments are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

        The Company occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in the Eldorado in its various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2003 and 2002, the Company spent approximately $68,000 and $61,000, respectively, for these products. In the opinion of the Company's management, the payments are as least as favorable as could have been obtained from an unaffiliated third party.

        In 2003, the Silver Legacy made payments pursuant to the New Joint Venture Agreement, representing tax distributions, to the Company in the amount of $2,025,000. For the year ended December 31, 2003, Resorts made distributions of $2.5 million, utilizing all of the $2,025,000 from the Silver Legacy, to it members for income taxes. We do not anticipate any material distributions to be made or received in regard to income earned in 2003.

        Recreational Enterprises, Inc. is beneficially owned by members of the Carano family and Hotel Casino Management, Inc. is beneficially owned by members of the Poncia family. See Item 12 of this report.

        The Company does not have a compensation committee or other committee of the Board of Managers performing equivalent functions. The compensation paid in 2003 to each of the Company's Board Members and executive officers was determined by the Chief Executive Officer, and it is anticipated that such compensation will be so determined in the future.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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
Mandalay Resort Group
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

(7)
Hotel Casino Realty Investments, Inc. is beneficially owned by the following members of the Carano and Poncia family in the following percentages: Gary Carano—10%; Glenn Carano—10%; Gene Carano—10%; Gregg Carano-10%; Cindy Carano—10%; Cathy Poncia Vigen—12.5%; Linda Poncia Ybarra—12.5%; Michelle Poncia Staunton—12.5% and Tammy Poncia—12.5%. All family members hold all of their respective interests in Hotel Casino Realty Investment, Inc. through various trusts. The address of Hotel Casino Realty Investments, Inc. is P.O. Box 429, Verdi, Nevada 89439.

(8)
Membership interest is beneficially owned through such individual's 10.1% ownership of Recreational Enterprises, Inc., 10% ownership of Hotel Casino Realty Investments, Inc. and 0.4% ownership of Resorts held in trust.

(9)
The address of Ludwig J. Corrao is P.O. Box 12907, Reno, Nevada 89510.

Equity Compensation Plans

        The following tables set forth certain information relating to equity compensation plans as of December 31, 2003 for Resorts and Capital, respectively.

Equity Compensation Plan Information—Resorts

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Item 13.    Certain Relationships and Related Transactions.

        Reference is made to the information which appears under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11 of this report, which information is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services.

        The following table presents fees billed for professional services rendered by Deloitte & Touche LLP for fiscal years ended December 31, 2003 and 2002.

	2003	2002
Audit fees(a)	$101,800	$97,000	(e)
Audit-related fees(b)	16,115	3,575
Tax fees(c)	—	—	(f)
Other fees(d)	533	—	(g)

Total fees	$118,448	$100,575	(h)

(a)
Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual consolidated financial statements for the fiscal year and reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal year.

(b)
Audit-related fees consist of fees billed for the audit of the Company's 401(k) Plan financial statements. These fees primarily relate to 401(k) audits.

(c)
Tax fees include professional services for tax compliance, tax advice, and tax planning.

(d)
Other fees consist of fees for services other than the services reported under the other named categories.

(e)
Does not include fees paid to Arthur Andersen LLP, our prior auditors, in the amount of $3,500 for the review of the financial statements in the Company's first quarter 2002 Form 10-Q.

(f)
Does not include fees paid to Arthur Andersen LLP, our prior auditors, in the amount of $1,000 for professional tax services in 2002.

(g)
Does not include fees paid to Arthur Andersen LLP, our prior auditors, in the amount of $1,750 for general matters in 2002.

(h)
References made to notes (e), (f) and (g).

        All of the services provided by our auditors for 2003 and 2002 were approved in advance by our Board of Managers.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements
Incorporated by reference in Item 8 of this report and included on pages 62 through 83 hereof are the following consolidated financial statements of Eldorado Resorts LLC:
Independent Auditors' Report, Deloitte & Touche LLP
Report of Independent Public Accountants, Arthur Andersen LLP
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Members' Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Incorporated by reference in Item 8 of this report and included on pages 84 through 103 of this report are the following financial statements of Circus and Eldorado Joint Venture:
Independent Auditors' Report, Deloitte & Touche LLP
Report of Independent Public Accountants, Arthur Andersen LLP
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Partners' Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
Not applicable
(a)(3)	Exhibits:
The following exhibits are filed as part of this report or incorporated herein by reference:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Eldorado Resorts LLC Articles of Merger. (Incorporated by reference to Exhibit 2.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
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
3.3
Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 by and among Recreational Enterprises Inc., Hotel-Casino Management, Inc., Hotel Casino Realty Investments, Inc., Donald L. Carano and Ludwig J. Corrao. (Incorporated by reference to Exhibit 3.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
3.4	Bylaws of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.1
Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.2
Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.3
Second Amended and Restated Loan Agreement dated as of June 29, 2001 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-Q for the quarter ended June 30, 2001)
4.4
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4 to the Registrants' Form 8-K dated December 31, 2001)
4.5
Interest Rate Swap Agreement, dated as of August 6, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)

4.6
Termination Agreement of Interest Rate Swap, dated as of October 10, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)
4.7
Interest Rate Swap Agreement, dated as of November 12, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 to the Registrants' Form 10-K for the year ended December 31, 2002)
4.8
Termination Agreement of Interest Rate Swap, dated as of February 12, 2003, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-K for the year ended December 31, 2002)
4.9
Amendment No. 2 to Second Amended and Restated Loan Agreement, dated as of September 10, 2003, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2003)
4.10
Promissory Note dated as of August 21, 2003, by and between Eldorado Resorts LLC, and the City of Reno. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2003)
10.1.1
Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.1.2
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.1.3
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File Nos. 333-87202 and 333-87202-01)
10.2.1
Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.2.2
Written Consent in Lieu of Meeting of Members of Eldorado Limited Liability Company (Incorporated by reference to Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)
10.3
Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.4
Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)

10.5.1
Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.2
Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.3
Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.4
Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.5
Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.6*
Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811.)
10.7*
Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811.)
10.8*
Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811.)
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

(b)
Reports on Form 8-K

  During the fourth quarter of 2003, the Company filed no report on Form 8-K.

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

ELDORADO RESORTS LLC
Date: March 24, 2004	By:	/s/ DONALD L. CARANO Donald L. Carano Chief Executive Officer, President and Presiding Manager
ELDORADO CAPITAL CORP.
Date: March 24, 2004	By:	/s/ DONALD L. CARANO Donald L. Carano President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD L. CARANO Donald L. Carano	Chief Executive Officer, President and Presiding Manager of the Board of Managers of Eldorado Resorts LLC (Principal Executive Officer) and President (Principal Executive Officer) and Director of Eldorado Capital Corp.	March 24, 2004
/s/ ROBERT M. JONES Robert M. Jones	Chief Financial Officer of Eldorado Resorts LLC (Principal Financial and Accounting Officer)	March 24, 2004
/s/ GENE R. CARANO Gene R. Carano	Treasurer of Eldorado Capital Corp. (Principal Financial and Accounting Officer)	March 24, 2004

/s/ RAYMOND J. PONCIA, JR. Raymond J. Poncia, Jr.	Member of the Board of Managers of Eldorado Resorts LLC—appointed by Hotel Casino Management, Inc. as its corporate representative and Director of Eldorado Capital Corp.	March 24, 2004
/s/ GARY L. CARANO Gary L. Carano	Member of the Board of Managers of Eldorado Resorts LLC—appointed by Recreational Enterprises, Inc. as its corporate representative	March 24, 2004
/s/ GREGG R. CARANO Gregg R. Carano	Director of Eldorado Capital Corp.	March 24, 2004
/s/ LESLIE STONE HEISZ Leslie Stone Heisz	Member of the Board of Managers of Eldorado Resorts LLC	March 24, 2004

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

INDEPENDENT AUDITORS' REPORT

To the Members of Eldorado Resorts LLC:

We have audited the accompanying consolidated balance sheets of Eldorado Resorts LLC and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eldorado Resorts LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Reno, Nevada
March 22, 2004

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

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 5, 2002

ELDORADO RESORTS LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,362	$8,135
Restricted cash	210	152
Accounts receivable, net	3,014	3,148
Inventories	2,054	2,449
Prepaid expenses	2,155	2,190

Total current assets	14,795	16,074
INVESTMENT IN JOINT VENTURES	66,738	64,149
PROPERTY AND EQUIPMENT, net	128,859	130,354
OTHER ASSETS, net	4,785	7,067

Total assets	$215,177	$217,644

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$355	$344
Current portion of capital lease obligations	84	112
Accounts payable	5,996	4,190
Interest payable	2,556	3,372
Accrued and other liabilities	6,488	7,267
Due to members and affiliates	230	238

Total current liabilities	15,709	15,523
LONG-TERM DEBT, less current portion	77,890	84,691
CAPITAL LEASE OBLIGATIONS, less current portion	17	63
OTHER LIABILITIES	638	634

Total liabilities	94,254	100,911
MINORITY INTEREST	5,742	5,638
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
MEMBERS' EQUITY	115,181	111,095

Total liabilities and members' equity	$215,177	$217,644

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	For the years ended December 31,
	2003	2002	2001
OPERATING REVENUES:
Casino	$86,972	$94,355	$97,726
Food, beverage and entertainment	42,195	44,603	46,428
Hotel	16,499	16,372	17,427
Other	5,525	5,398	5,334

	151,191	160,728	166,915
Less—promotional allowances	(18,234)	(17,866)	(17,592)

Net operating revenues	132,957	142,862	149,323

OPERATING EXPENSES:
Casino	47,400	49,032	50,172
Food, beverage and entertainment	28,750	31,077	32,040
Hotel	6,809	6,839	7,465
Other	1,522	2,091	1,928
Selling, general and administrative	26,756	27,656	27,878
Management fees	295	48	1,201
Depreciation	11,219	11,798	12,957

Total operating expenses	122,751	128,541	133,641

EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES	5,613	8,967	10,412

OPERATING INCOME	15,819	23,288	26,094

OTHER INCOME (EXPENSE)
Equity in loss of unconsolidated affiliate	(511)	(355)	(207)
Interest rate swap income (loss)	(163)	1,076	—
Gain (Loss) on bond repurchases	(578)	50	343
Loss on investments	—	—	(225)
Gain on sale of land	906	—	—
Interest expense, net	(8,706)	(10,254)	(12,153)

Total other income (expense)	(9,052)	(9,483)	(12,242)

INCOME BEFORE MINORITY INTEREST	6,767	13,805	13,852
MINORITY INTEREST	(181)	(319)	(403)

NET INCOME	$6,586	$13,486	$13,449

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(dollars in thousands)

BALANCE, January 1, 2001	$94,751
Distributions	(5,996)
Net Income	13,449

BALANCE, December 31, 2001	102,204
Distributions	(4,595)
Net Income	13,486

BALANCE, December 31, 2002	111,095
Distributions	(2,500)
Net Income	6,586

BALANCE, December 31, 2003	$115,181

The accompanying notes are an integral part of these consolidated statements.

ELDORADO RESORTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,586	$13,486	$13,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,219	11,798	12,957
Amortization of debt issue costs	377	438	591
Loss (Gain) on bond repurchases	578	(50)	(343)
Equity in income of unconsolidated affiliates	(5,102)	(8,612)	(10,205)
Minority interest	181	319	403
(Gain) Loss on sale of property and equipment	(2)	282	(12)
Gain on sale of land	(906)	—	—
Interest rate swap loss (income)	163	(1,076)	—
(Increase) Decrease in—
Restricted cash	(58)	154	(306)
Accounts receivable, net	(29)	1,517	877
Inventories	395	273	574
Prepaid expenses	35	(798)	255
(Decrease) Increase in—
Accounts payable	1,806	629	(1,806)
Interest payable	(816)	(594)	(146)
Accrued and other liabilities and due to members and affiliates	(783)	(161)	(445)

Net cash provided by operating activities	13,644	17,605	15,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,917)	(4,861)	(6,364)
Increase in joint venture investments	—	(200)	(4,070)
Increase in investment	—	—	(225)
Loss on investment	—	—	225
Proceeds from sale of property and equipment	197	2,393	12
Distributions from unconsolidated affiliates	2,514	16,736	4,565
Minority interest in distributions	(77)	(629)	(174)
Increase (Decrease) in other assets, net	102	(125)	29
Proceeds from sale of land	2,463	—	—

Net cash provided by (used in) investing activities	(4,718)	13,314	(6,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	50,297	27,049	34,013
Principal payments on long-term debt and capital leases	(38,715)	(48,166)	(27,412)
Payment on bond repurchases	(18,781)	(6,982)	(9,597)
Loan origination costs	—	—	(306)
Distributions	(2,500)	(4,595)	(5,996)

Net cash used in financing activities	(9,699)	(32,694)	(9,298)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(773)	(1,775)	543
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,135	9,910	9,367

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,362	$8,135	$9,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for interest, net of amounts capitalized	$9,107	$11,239	$12,201

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

  Restricted Cash

        The Company has a certificate of deposit for $210,000, which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit has a maturity date of July 26, 2004.

  Inventories

        Inventories are stated at the lower of cost, using a first-in, first-out basis, or market.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less.

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

  Capitalization of Interest

        The Company capitalizes interest on funds disbursed during the active construction and development phases of its facilities and other major projects. Interest capitalized during the fiscal years ended December 31, 2003, 2002, 2001 was approximately $0, $103,000 and $132,000, respectively.

  Investment in Joint Ventures

        The Company accounts for ELLC's 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack using the equity method of accounting. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company's equity in the income of such joint ventures is included in operating income. The Company accounts for its 18% interest in MindPlay under the equity method of accounting. Since MindPlay, which produces a system that permits tracking and surveillance of pit gaming activities, operates in a dissimilar line of business, the Company's equity in the loss of such joint venture is included in non-operating income.

  Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", an estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

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

        The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001
Food, beverage and entertainment	$10,864	$11,119	$11,713
Hotel	4,837	4,696	4,110
Other	2,533	2,051	1,769

	$18,234	$17,866	$17,592

        The cost of providing such complimentary services is charged to operating expenses in the casino department. Such costs of providing complimentary services are as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001
Food, beverage and entertainment	$9,044	$9,274	$9,824
Hotel	2,223	2,227	1,914
Other	2,037	1,684	1,470

	$13,304	$13,185	$13,208

  Advertising

        Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $3,457,000, $4,035,000, and $3,946,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        In September 2003, the Company purchased $1.75 million principal amount of its 10 1/2% Notes on the open market. The Company borrowed $2.0 million under its New Credit Facility to facilitate the purchase. The Notes were purchased at a premium resulting in a loss of $54,000 after writing off unamortized fees relating to the bond offering.

        Pursuant to notice given on October 3, 2003, to the trustee under the indenture relating to our 10 1/2% Notes, we redeemed $8.8 million principal amount of the 10 1/2% Notes on November 7, 2003 at a price of 101.75% of the principal amount. The Company borrowed $8.5 million under its New Credit Facility to facilitate the partial redemption. The partial redemption resulted in a loss of $258,000 after writing off unamortized fees relating to the bond offering.

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

        The reported amounts of the Company's assets and liabilities exceeded the net tax basis by $2,658,000 and $961,000 at December 31, 2003 and 2002, respectively.

  Fair Value of Financial Instruments

        The approximate fair market value of the 10 1/2% Senior Subordinated Notes, including those held by the Company, based on quoted market prices, were approximately $102.3 million and $100.0 million at December 31, 2003 and 2002, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. Because the New Credit Facility is tied to market rates of interest, its carrying value approximates market value.

  Recently Issued Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS No. 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 is required to be reclassified. In May 2002, the Company adopted this statement. Accordingly, the Company's gain (loss) on bond repurchases is classified as a component of other income (expense) for all years presented.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

        In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

  Reclassifications

        Certain reclassifications have been made to prior years' consolidated financial statements, which have no effect on net income, to conform to current year presentation.

2.     Certain Risks and Uncertainties

        A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Native American tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized "Nevada-style" gaming on Native American reservations. While most existing Native American gaming facilities in northern California are modest compared to Eldorado, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003 and offers approximately 1,906 slot machines and 111 table games. Subsequent to its opening date in June through December 31, 2003, we experienced a decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

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

4.     Accounts Receivable

        Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2003	2002
Accounts receivable	$4,270	$4,191
Allowance for doubtful accounts	(1,256)	(1,043)

Total	$3,014	$3,148

        The provision for bad debt expense is $624,000, $475,000 and $437,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Writeoffs of accounts receivable in such periods were $416,000, $404,000 and $729,000, respectively.

5.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	Estimated Service Life (years)	December 31,
		2003	2002
Land and improvements	—	$16,786	$16,786
Buildings and other leasehold improvements	10-33	165,795	165,787
Furniture, fixtures and equipment	5-15	68,076	62,615
Property held under capital lease (Note 12)	3-15	5,334	6,033
Construction in progress		2,613	973

		258,604	252,194
Less—Accumulated depreciation		(129,745)	(121,840)

Property and equipment, net		$128,859	$130,354

        At December 31, 2003 and 2002, accumulated depreciation includes $5.3 million and $5.4 million, respectively, related to assets acquired under capital leases.

        Substantially all property and equipment are pledged as collateral for long-term debt (see Note 9).

6.     Other Assets

        Other assets include the following amounts (in thousands):

	December 31,
	2003	2002
Land held for development	$3,104	$4,662
Loan acquisition costs (New Credit Facility)	306	306
Bond offering costs	4,028	4,028
Other	833	934

	8,271	9,930
Accumulated amortization loan costs (New Credit Facility)	(158)	(92)
Accumulated amortization bond costs	(3,328)	(2,771)

Total	$4,785	$7,067

        Amortization of bond and loan costs are computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively.

        Included in other assets at December 31, 2003 and 2002 are net bond offering and loan acquisition costs of $0.8 million and $1.5 million, respectively, which are being amortized over the life of the applicable agreements.

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

  (a)
  An amount equal to tax distributions equal to the estimated taxable income of the Silver Legacy Joint Venture allocable to each Partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates are 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal, individual or corporate rate, respectively).

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

	December 31, 2003	December 31, 2002
Beginning balance	$59,484	$67,603
Partners' Distribution	(2,025)	(16,502)
Equity in net income of unconsolidated affiliate	4,748	8,383

Ending balance	$62,207	$59,484

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2003	2002
Current assets	$28,358	$23,627
Property and equipment, net	265,852	272,940
Other assets, net	8,176	7,969

Total assets	$302,386	$304,536

Current liabilities	$17,828	$17,185
Long-term liabilities	162,046	170,285
Partners' equity	122,512	117,066

Total liabilities and partners' equity	$302,386	$304,536

        Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net Revenues	$151,955	$159,432	$164,677
Operating Expenses	(126,451)	(129,124)	(130,595)

Operating Income	25,504	30,308	34,082
Other Expense	(16,008)	(13,542)	(12,962)

Net Income	$9,496	$16,766	$21,120

        Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the "Tamarack Entities"), to develop, own and operate Tamarack Junction ("Tamarack"), a small casino then being constructed in south Reno, Nevada. In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity, in which Resorts owns a 21.25% interest. Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 21.25% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. Four members of Tamarack Crossings, LLC, including Resorts and three unaffiliated third parties, manage the business and affairs of the Tamarack. At December 31, 2003 and 2002, Resorts' financial investment in Tamarack Crossings, LLC was $4.0 million and $3.6 million, respectively. Resorts' capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members. Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings. The Company's investment in Tamarack is accounted for using the equity method of accounting. Equity in income (loss) related to Tamarack for the years ended December 31, 2003, 2002 and 2001 of $866,000, $585,000 and ($148,000), respectively, is included as a component of operating income. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $98,000, $461,000 and $331,000 in 2003, 2002 and 2001, respectively. The Tamarack purchased these products at the Company's cost.

        Effective July 1, 2000, Resorts and Avereon Research LTD. ("ARL") entered into an agreement to form MindPlay, LLC (the "MindPlay Entity"), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations

("MindPlay"). Resorts owns an 18% interest in the MindPlay Entity. The MindPlay Entity is managed by a Board of Managers, which consists of three Managers designated by ARL and two Managers designated by Resorts. Other investors in the MindPlay Entity include Robert Jones, Don Carano, Gene Carano, Gary Carano, Glenn Carano, Gregg Carano, Rhonda Carano, Rob Mouchou, Rick Murdock and Robert B. MacKay, each an affiliate or executive of Resorts, who own collectively a 14.1% interest. These individuals acquired their interests in the MindPlay Entity under the same terms and conditions as those of Resorts. At December 31, 2003 and 2002, Resorts' financial investment in the MindPlay Entity was $0.6 million and $1.1 million, respectively. The Company's investment in the MindPlay Entity is accounted for using the equity method of accounting. Equity in loss related to the MindPlay Entity for the years ended December 31, 2003 and 2002 of $511,000 and $355,000, respectively, is included as a component of non-operating income. See Note 15.

8.     Accrued and Other Liabilities

        Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued payroll and benefits	$638	$1,558
Accrued vacation	998	1,074
Accrued medical claims	750	741
Accrued taxes	961	746
Unclaimed chips and tokens	474	706
Progressive slot liability	1,403	1,454
Other	1,264	988

	$6,488	$7,267

9.     Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
10 1/2% Senior Subordinated Notes	$64,249	$82,695
Outstanding portion of reducing revolver credit facility	13,000	1,000
Notes payable to individuals	996	1,340

	78,245	85,035
Less—Current portion	(355)	(344)

	$77,890	$84,691

        Scheduled maturities of long-term debt are as follows for the years ended December 31, (in thousands):

2004	$355
2005	373
2006	77,517
Thereafter	—

$78,245

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

        The Indenture relating to the Notes contains certain covenants which, among other things, limit the ability of the Issuers and any Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness, pay dividends or make other distributions, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations and requires the Company to maintain certain financial requirements. The Company was in compliance with these covenants at December 31, 2003 and 2002.

        The New Credit Facility provides for a senior secured revolving credit facility of $30 million. The amount of credit available pursuant to the New Credit Facility reduces by $1.0 million on December 31, 2004 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable. Borrowings under the New Credit Facility bear interest, at the Company's option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its "Prime Rate" or (b) the Federal Funds Rate plus .50% ("Base Rate") or (ii) a Eurodollar rate determined in accordance with the New Credit Facility. The Eurodollar rate was 1.11% and the Base Rate was 4.00% as of December 31, 2003. The effective rate of interest on borrowings under the New Credit Facility was 3.54% per annum as of December 31, 2003. As of December 31, 2003, $13.0 million of borrowings were outstanding under the New Credit Facility and an additional $17.0 million of borrowing capacity was available thereunder.

        The New Credit Facility is secured by substantially all of the Company's real property. The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases. The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement. The Company entered into an agreement to amend the New Credit Facility effective December 31, 2001 which increased the maximum total debt to EBITDA ratio. As of December 31, 2003, the Company was in compliance with all provisions of the New Credit Facility.

        The notes payable to individuals are due in monthly installments of $34,614 and $3,000, including monthly interest at 9% and prime plus 2% (6.0% at December 31, 2003), to August 14, 2006 and May 16, 2004, respectively, when the principal balance is due. The notes are secured by real property.

10.   Employee Benefit Plans

        On May 1, 1990, the Company established a voluntary, qualified, defined contribution plan covering all full-time employees of the Company who have completed six months and 1,000 hours of service and are age twenty-one or older. The plan allows for an employer contribution up to 25 percent of the first 3 percent of each participating employee's contribution. Prior to 2002, employer contribution was 25 percent of the first 6 percent of each participating employee's contribution. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $159,000, $212,000 and $358,000 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

11.   Executive Deferred Compensation Plans

        Effective January 1, 1990, the Company established a Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. As of December 31, 2003, three employees and one former employee of the Company were eligible to participate. Under the Deferred Compensation Plan as presently administered, eligible employees may elect each year to defer the receipt of a portion of their compensation from the Company. A participating employee is 100% vested with respect to any amount deferred pursuant to his or her deferral election. Amounts deferred in years prior to 1991, which were determined in the sole discretion of Resorts' Chief Executive Officer, Donald Carano, vest 20% per year so that they become vested over a five-year period. A participating employee becomes 100% vested in all amounts credited to such employee's account upon retirement, death, permanent disability or termination of employment with the Company for any reason other than fraud, or upon a sale of substantially all of the Company's assets or if the Carano family ceases to have majority ownership or control of the Company. Participating employees are entitled to receive annual distributions commencing upon the earliest of the second month after death, permanent disability, retirement or, if employment is terminated for reasons other than death or disability prior to attainment of age 60, attainment of age 60. However, Resorts' Chief Executive Officer may in his sole discretion elect to make a distribution to a terminated employee prior to such terminated employee attaining age 60. In addition, such Chief Executive Officer may in his sole discretion elect to distribute an employee's benefits in the form of a lump sum distribution and may elect to distribute benefits to an employee over a shorter period of time than that provided for in the Deferred Compensation Plan. In 2002, the Chief Executive Officer elected to distribute lump sum distributions in the aggregate amount of $396,000 to two participating employees thus eliminating their participation. The Chief Executive Officer elected to distribute lump sum distributions totaling an additional $469,000 to three participating employees representing 50% of their available balance as of December 31, 2002. One participating employee is receiving distributions over a period of time. As of December 31, 2003 and 2002, the Company had accrued obligations of $638,000 and $634,000, respectively, related to this deferred compensation agreement, which represents an unfunded obligation of the Company.

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

        The Plan's committee shall determine the date on which each appreciation right shall vest and become exercisable; as of December 31, 2003, no vesting period had been established. The Company value as of December 31, 2003 and 2002, as calculated, is below the $26.66 Base Rate, and therefore no accrual is required as of December 31, 2003 and 2002. Except as defined in the Plan agreement, the Company has no duty or obligation to fund or secure the benefits payable to key executives.

12.   Commitments and Contingencies

  Capital Leases

        The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments by year under these leases, together with the present value of the minimum lease payments consisted of the following at December 31, 2003 (in thousands):

2004	$90
2005	17
Thereafter	—

Minimum lease payments	107
Less—Amounts representing interest	(6)

$101

  Operating Leases

        The Company leases equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2003 (in thousands):

Future Minimum Lease Payments
2004	$629
2005	157
2006	77
Thereafter	—

$863

        Total rental expense under operating leases was $897,000 for the year ended December 31, 2003, $905,000 for the year ended December 31, 2002 and $593,000 for the year ended December 31, 2001. Additional rent for land upon which the Eldorado Hotel Casino resides of $629,000 in 2003 ($638,000 in 2002 and $642,000 in 2001) was paid to C, S and Y Associates, a general partnership of which Donald Carano is a general partner, based on gross gaming receipts. This rental agreement expires June 30, 2027.

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

        Management fees paid were $295,000 for 2003, $48,000 for 2002 and $1,201,000 for 2001.

14.   Related Parties

        The Company owns the entire parcel on which the Eldorado is located, except for approximately 30,000 square feet which is leased from C, S and Y Associates, a general partnership of which Donald Carano is a general partner (the "C, S and Y Lease"). The C, S and Y Lease expires on June 30, 2027. Annual rent is equal to the greater of (i) $400,000 or (ii) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75 million. Rent paid pursuant to the C, S and Y Lease totaled approximately $629,000, $638,000 and $642,000 in 2003, 2002 and 2001, respectively.

        The Company from time to time leases aircrafts owned by Recreational Enterprises, Inc., which owns 55% of Resorts, for use in operating the Company's business. In 2003, 2002 and 2001, lease payments for the aircraft totaled $695,000, $361,000 and $313,000, respectively.

        Resorts owns a 21.25% interest in Tamarack Junction, a small casino located in south Reno, Nevada, in which Donald Carano owned a 26.25% interest at December 31, 2003. The Tamarack purchased products prior to its opening and has continued purchasing various products, such as meat and bakery items, from or through the Eldorado which totaled $98,000, $461,000 and $331,000 in 2003, 2002 and 2001, respectively. The Tamarack purchased these products at the Company's cost.

        In 1998, the Eldorado began purchasing advertising posters, banners and other material from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Glenn Carano, son of Donald Carano. For such purchases, the Eldorado paid Lexicon Design, Inc. $207,000 in 2001. The Company did not use Lexicon Design, Inc. in 2003 and 2002.

        In 2002, the Company purchased from MindPlay nine computerized gaming tables for $210,000 which are being used on the casino floor and are enhancing player tracking and casino surveillance. In 2003, the Company paid MindPlay approximately $4,800 for services relating to the MindPlay tables purchased in 2002.

        The Company occasionally purchases wine and firewood directly from the Ferrari Carano Winery, which is owned by Recreational Enterprises, Inc. and Donald Carano. The firewood is used in the Eldorado in its various wood burning ovens while wine purchases are sent directly to customers in appreciation of their patronage. In 2003, 2002 and 2001, the Company spent approximately $68,000, $61,000 and $60,000 respectively, for these products.

        In 2003, the Silver Legacy made payments pursuant to the New Joint Venture Agreement, representing tax distributions, to the Company in the amount of $2,025,000. For the year ended December 31, 2003, Resorts made distributions of $2.5 million, utilizing all of the $2,025,000 from the Silver Legacy, to it members for income taxes. Total distributions received from the Silver Legacy for the years ended December 31, 2002 and 2001 were $16,502,000 and $4,565,000, respectively.

15.   Subsequent Events

  MindPlay Asset Sale

        On February 19, 2004, Alliance Gaming Corp., a New York Stock Exchange listed company ("Alliance"), purchased all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities in the aggregate amount of $2,000,000. The principal amount of liabilities assumed included a $1,250,000 working capital line, 54.28% of which had been guaranteed by Resorts. The consideration received by the MindPlay Entity included $9.0 million in cash, the assumpiton of $2.0 million of liabilities and promissory notes issued by Alliance in the aggregate principal amount of $4,000,000 which are payable in equal installments after two and four years, respectively, with interest at the rate of 6% per annum. In addition, the MindPlay Entity received options to purchase 100,000 shares of Alliance, common stock, which are exercisable at an exercise price of $24.69 per share. The options, which expire on February 19, 2011, become exercisable as to 50,000 of the shares on February 19, 2006 and as to the balance on February 19, 2008. For a thirteen year period subsequent to the closing date, Alliance will pay the MindPlay Entity royalties, which will be based upon a percentage of gross profit for the first seven years and a percentage of revenue for the remaining six years, from the sale of MindPlay products. Royalty payments totalling at least $1,000,000 over the first two years are guaranteed. The MindPlay Entity has given certain indemnifications to Alliance related to the intellectual property which could ultimately affect the amount of notes collected due to certain offsets and impact the amount of royalties collected. The amount of royalties to be received is subject to a number of future events, the impact of which cannot be determined at this time, including development of manufacturing, sales and marketing programs by Alliance and the level of acceptance of the relatively new MindPlay product by the gaming industry. On March 8, 2004, the Company received a cash distribution of $1,191,150 from the MindPlay Entity. It is anticipated that the Company will receive an additional cash distribution of approximately $105,000 by the end of March 2004. Resorts is entitled to receive $600,000 in 2006 from the note and royalty proceeds as consideration for termination of a services agreement between Resorts and the MindPlay Entity.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Circus and Eldorado Joint Venture
(doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (the"Joint Venture") as of December 31, 2003 and 2002, and the related consolidated statements of income, partners' equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2003 and 2002 included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Joint Venture for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada
March 22, 2004

This is a copy of the report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Circus and Eldorado Joint Venture
(doing business as Silver Legacy Resort Casino):

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (the"Joint Venture") as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Las Vegas, NV
February 8, 2002

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(In thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,405	$14,913
Accounts receivable, net	3,476	3,573
Inventories	1,757	1,823
Prepaid expenses and other	3,720	3,318

Total current assets	28,358	23,627
PROPERTY AND EQUIPMENT, NET	265,852	272,940
OTHER ASSETS, NET	8,176	7,969

Total Assets	$302,386	$304,536

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,260	$3,412
Accrued interest	5,400	5,422
Accrued and other liabilities	8,168	8,351

Total current liabilities	17,828	17,185
LONG-TERM DEBT	159,492	168,430
OTHER LONG-TERM LIABILITIES	2,554	1,855

Total liabilities	179,874	187,470

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS' EQUITY	122,512	117,066

Total Liabilities and Partners' Equity	$302,386	$304,536

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
OPERATING REVENUES:
Casino	$88,649	$93,981	$98,374
Rooms	35,722	35,747	37,835
Food and beverage	34,490	35,780	35,558
Other	8,005	8,816	7,508

	166,866	174,324	179,275
Less: promotional allowances	(14,911)	(14,892)	(14,598)

Net operating revenues	151,955	159,432	164,677

OPERATING EXPENSES:
Casino	44,531	44,685	45,820
Rooms	11,437	11,487	12,166
Food and beverage	23,714	24,795	25,019
Other	6,242	6,993	5,927
Selling, general and administrative	29,281	29,264	29,207
Depreciation	10,710	11,837	12,082
Write-off of debt issuance costs	—	—	370
Loss on sale of assets	536	63	4

Total operating expenses	126,451	129,124	130,595

OPERATING INCOME	25,504	30,308	34,082

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	—	(225)
Interest income	—	(27)	(112)
Interest expense, net	17,173	15,699	13,299
Loss on early redemption of debt	—	134	—
Interest rate swap income	(1,014)	(2,327)	(327)
Other expense	(151)	63	—

Total other (income) expense	16,008	13,542	12,635

Income before cumulative effect of change in accounting principle	9,496	16,766	21,447
Cumulative effect of change in accounting principle	—	—	(327)

NET INCOME	$9,496	$16,766	$21,120

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2001	$67,760	$65,657	$133,417
Net income	10,560	10,560	21,120
Partners' distributions	(4,565)	(4,565)	(9,130)

Balance, December 31, 2001	73,755	71,652	145,407
Net income	8,383	8,383	16,766
Partners' distributions	(28,605)	(16,502)	(45,107)

Balance, December 31, 2002	53,533	63,533	117,066
Net income	4,748	4,748	9,496
Partners' distributions	(2,025)	(2,025)	(4,050)

BALANCE, December 31, 2003	$56,256	$66,256	$122,512

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,496	$16,766	$21,120

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,432	12,428	12,485
Write-off of debt issuance costs	—	—	370
Loss on sale of assets	536	63	4
Loss on early redemption of debt	—	134	—
Insurance settlement proceeds	—	—	(225)
Increase in accrued pension cost	789	750	—
Changes in current assets and current liabilities:
Decrease in accounts receivable, net	97	727	487
Decrease (increase) in inventories	66	54	(154)
(Increase) decrease in prepaid expenses	(529)	(164)	1,126
Increase (decrease) in accounts payable	848	(385)	(788
(Decrease) in accrued guarantee fees to related party	—	(185)	(24)
(Decrease) increase in accrued interest	(22)	5,292	(1,259)
(Decrease) in accrued and other liabilities	(183)	(299)	(94)

Total adjustments	13,034	18,415	11,928

Net cash provided by operating activities	22,530	35,181	33,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	188	4	6
(Increase) decrease in other assets	(956)	(651)	32
Insurance settlement proceeds	—	—	225
Purchase of property and equipment	(4,219)	(3,837)	(4,180)

Net cash used in investing activities	(4,987)	(4,484)	(3,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	4,500	36,700	3,000
Proceeds from issuance of mortgage notes	—	159,378	—
Distributions to partners	(4,050)	(45,107)	(9,130)
Debt issuance costs	(1)	(6,311)	(370)
Payments on bank credit facility	(13,500)	(172,700)	(21,500)

Net cash used in financing activities	(13,051)	(28,040)	(28,000)

Net increase in cash and cash equivalents	4,492	2,657	1,131
Cash and cash equivalents at beginning of year	14,913	12,256	11,125

Cash and cash equivalents at end of year	$19,405	$14,913	$12,256

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$15,461	$9,933	$14,179

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies and Basis of Presentation

  Principles of Consolidation/Operations

        Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) ("ELLC") and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) ("Galleon" and, collectively with ELLC, the "Partners"), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the "Partnership"), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada ("Silver Legacy"), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Partnership of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

        The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. ("Capital"). Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Recently Issued Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Partnership adopted SFAS No. 144 in January 2002. The Partnership periodically evaluates its long-lived assets for impairment. The adoption of this statement did not have a material impact on its financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board ("APB") Opinion 30. In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The Partnership adopted SFAS No. 146 effective January 1, 2003. The adoption of this statement did not have a material impact on its financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Partnership's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did nothave a material effect on the Partnership's results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on the Partnership's financial condition or results of operations.

  Cash and Cash Equivalents

        Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

  Inventories

        Inventories are stated at the lower of cost, using a first-in, first-out basis, or market.

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

  Capitalization of Interest

        The Partnership's policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2003, 2002 or 2001.

  Casino Revenues and Promotional Allowances

        In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Food and beverage	$4,543	$4,126	$4,054
Rooms	9,261	9,593	9,753
Other	1,107	1,173	791

	$14,911	$14,892	$14,598

        The estimated costs of providing such complimentary services are included in casino costs and expenses and consist of the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Food and beverage	$6,200	$6,393	$6,589
Rooms	1,455	1,267	1,263
Other	1,009	1,128	867

	$8,664	$8,788	$8,719

  Advertising

        Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5,437,000, $5,532,000 and $6,191,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Federal Income Taxes

        The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Partnership for the applicable period (see Note 11).

        The reported amounts of the Partnership's assets and liabilities exceeded the net tax basis by $47,005,600 and $42,836,000 at December 31, 2003 and 2002, respectively.

  Fair Value of Financial Instruments

        Except for the Partnership's 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership's 10 1/8% mortgage notes, based on quoted market prices, was approximately $165,600,000 at December 31, 2003. The fair value is not necessarily indicative of the amount the Partnership could realize in a current market exchange.

  Changes in Estimates

        Cash and cash equivalents include a slot machine bill acceptor accrual, which represents estimated uncounted cash in slot machine bill acceptors. During the year ended December 31, 2003, the Partnership converted to a new slot accounting system. Based on a change in the estimated uncounted cash utilizing the new system's reporting capabilities, this accrual was reduced by $1,630,000 at December 31, 2003 resulting in a corresponding decrease in casino revenues.

        At December 31, 2003, the Partnership increased casino revenues by $964,000 for outstanding chips and tokens that are not expected to be redeemed by customers.

Note 2.    Certain Risks and Uncertainties

        A significant portion of the Partnership's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Native American tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized "Nevada-style" gaming on Native American reservations. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. Subsequent to its opening date in June through December 31, 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

Note 3.    Accounts Receivable

        Components of accounts receivable, net at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Casino receivables	$3,412	$3,545
Hotel receivables	1,351	1,498
Other receivables	74	160

	4,837	5,203
Less: allowance for doubtful accounts	(1,361)	(1,630)

Accounts receivable, net	$3,476	$3,573

        The provision for bad debt expense for the years ended December 31, 2003, 2002 and 2001, was $437,000, $835,000 and $864,000, respectively.

        Included in other receivables are $21,000 and $64,000 due from Eldorado Hotel & Casino and $37,500 and $68,000 due from Circus Circus Hotel and Casino—Reno as of December 31, 2003 and 2002, respectively.

Note 4.    Property and Equipment

        Property and equipment at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	271,061	271,506
Furniture, fixtures, and equipment	85,211	85,802
Construction in progress	—	1,001

	384,677	386,714
Less: accumulated depreciation	(118,825)	(113,774)

Property and equipment, net	$265,852	$272,940

        Substantially all property and equipment of the Partnership collateralize the Bank Credit Facility (see Note 7).

Note 5.    Other Assets

        Other assets, net at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
China, glassware, silverware and linens	$316	$298
Debt issuance costs, net	5,114	5,772
Intangible asset related to SERP	1,015	1,105
Cash surrender value of life insurance policies	1,678	732
Other	53	62

	$8,176	$7,969

        The initial inventory of china, glassware, silverware and linens is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware, silverware and linens are expensed as used.

        The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its new bank credit facility (see Note 7). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2003, the unamortized balance related to the Partnership's new bank credit facility was $174,000 and is amortized over the remaining term of the facility through March 31, 2007. Costs incurred during the year ended December 31, 2001 in connection with our notes offering in the amount of $370,000 were written off due to the postponement of the offering for greater than 90 days. Included in other assets at December 31, 2003 was $4,940,000 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $722,000, $657,000 and $403,000 for the years ended December 31, 2003, 2002 and 2001.

        The Partnership accounts for the SERP according to Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") (see Note 9). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $1,015,000 at December 31, 2003 has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6.    Accrued and Other Liabilities

        Accrued and other liabilities at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Accrued payroll and related	$2,832	$2,588
Accrued vacation	1,468	1,388
Unclaimed chips and tokens	469	874
Progressive slot liability	1,022	1,047
Other	2,377	2,454

	$8,168	$8,351

Note 7.    Long-Term Debt

        Long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Amount due under bank credit facilities at floating interest rates, 2002 weighted average of 4.57%, due March 2007	$—	$9,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $508 and $570)	159,492	159,430

	159,492	168,430
Less current portion	—	—

	$159,492	$168,430

        Scheduled maturities of long-term debt are as follows at December 31, 2003 (in thousands):

2004	$—
2005	—
2006	—
2007	—
2008	—
Thereafter	159,492

$159,492

        On March 5, 2002, the Partnership and Capital (the "Issuers") issued $160,000,000 principal amount of senior secured mortgage notes due 2012 ("Notes"). Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the "New Credit Facility") for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the "Bank Credit Facility") and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 5). Deferred loan costs of $134,000 related to the Bank Credit Facility were written-off upon repayment in full of the Bank Credit Facility.

        The Notes are senior secured obligations which rank equally with all of the Partnership's outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers' existing and future assets, which is junior to a security interest in such assets securing the Partnership's obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership's obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

        The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for reductions as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. During the year ended December 31, 2003, the Partnership paid the remaining $9,000,000 outstanding on the term loan; consequently, the term loan was paid in full as of December 31, 2003. During the year ended December 31, 2003, $4,500,000 was borrowed and subsequently repaid under the revolving portion of the credit facility.

        The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the "Amended Credit Facility") which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At December 31, 2003, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow all of the $10,000,000 available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of December 31, 2003, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

        On April 8, 2003, the Partnership entered into a fixed-to-floating swap agreement with a $60,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Partnership received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. On June 11, 2003, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $1,014,000 representing the fair market value of the swap. This interest rate swap did not meet the criteria for hedge accounting established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities;" therefore, the entire cash receipt was recorded as interest rate swap income.

        On June 13, 2002, the Partnership entered into a fixed-to-floating swap agreement with a $50,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Partnership received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002. The difference between the amount received and amount paid under such agreement was recorded as a reduction of, or addition to interest expense as incurred over the life of the swap (a reduction of $288,000 for the year ended December 31, 2002). The interest rate swap did not meet the criteria for hedge accounting established by SFAS No. 133. Accordingly, prior to its termination date, the fair market value of the swap was recorded as an asset or liability in accordance with SFAS No. 133. On October 8, 2002, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $2,327,000 which was recorded as interest rate swap income.

Note 8.    Related Parties

        Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino—Reno.

        As a condition to the Bank Credit Facility, Mandalay Resort Group ("MRG") guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Partnership as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Partnership made payments totaling $563,000 and $2,311,000 on its guarantee fee commitment for the years ended December 31, 2002 and 2001, respectively. On March 5, 2002, MRG's obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

        Silver Legacy has utilized a King Air aircraft owned by Recreational Enterprises, Inc. ("REI") for the purpose of providing air service to select customers. During the years ended December 31, 2003, 2002 and 2001, the Partnership paid REI $14,800, $34,000 and $31,000, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy's General Manager, Glenn T. Carano, Silver Legacy's Executive Director of Marketing, and Gene R. Carano, a member of the Partnership's Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

        Silver Legacy's marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. ("Sierra Leasing") at a flat rate per trip of $2,500 ($1,250 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $6,300, $24,000 and $21,000 during 2003, 2002 and 2001, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy's General Manager, Glenn T. Carano, Silver Legacy's Executive Director of Marketing, and Gene R. Carano, a member of the Partnership's executive committee.

        Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2003, 2002, and 2001 were $68,100, $63,800, and $67,900, respectively.

        Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2003, 2002 and 2001, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $56,600, $53,700, and $47,000, respectively.

        In 1998, the Partnership began purchasing advertising materials from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Silver Legacy's Executive Director of Marketing. The Partnership did not utilize Lexicon Design, Inc. in 2003 or 2002. Payments made by the Partnership to Lexicon Design, Inc. for the year ended December 31, 2001 totaled $428,000.

        In April 2001, the Partnership began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future.

Note 9.    Employee Retirement Plans

        The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership's matching contributions were $253,000, $286,000 and $318,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

        Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant's highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value.

        The following information summarizes activity in the SERP for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,564	$2,037
Service cost	390	376
Interest cost	172	148
Actuarial losses	306	3

Projected benefit obligation at end of year	$3,432	$2,564

Fair Value of Plan Assets (1)	$—	$—

Reconciliation of Funded Status
Funded status	$(3,432)	$(2,564)
Unrecognized actuarial loss	309	3
Unrecognized prior service cost	1,584	1,811

Accrued net pension cost	$(1,539)	$(750)

Amounts Recognized on Consolidated Balance Sheets
Accrued net pension cost	$(1,539)	$(750)
Additional minimum liability	(1,015)	(1,105)
Intangible asset	1,015	1,105
Accumulated other comprehensive loss	—	—

Net liability reflected on Consolidated Balance Sheets	$(1,539)	$(750)

Components of Net Pension Cost
Current period service cost	$390	$376
Interest cost	172	148
Amortization of prior service cost	227	226
Recognized net actuarial loss	—	—

Net expense	$789	$750

Weighted Average Assumptions
Discount rate	6.0%	6.7%
Rate of compensation increase	3.5%	3.5%

(1)
While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $1,678,000 and $732,000 at December 31, 2003 and 2002, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2003 and 2002.

Note 10.    Commitments and Contingencies

  Letters of Credit

        The New Bank Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Bank Credit Facility of which none was outstanding as of December 31, 2003.

  Operating Leases

        The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

2004	$79,100
2005	63,100
2006	26,800
2007	—
2008	—

$169,000

        Total rental expense under operating leases was $278,000, $402,000 and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Litigation

        The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Note 11.    Partnership Agreement

        Under the Partnership's original partnership agreement, as long as ELLC had the right to select the General Manager of the Silver Legacy, Galleon was entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Partnership's operating income (the "Priority Allocation") in an amount equal to approximately 11.54% of the average of the "Adjusted Initial Investment" (as defined) for the period. If, after deducting equal shares of interest expense, a Partner's share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term "Adjusted Initial Investment" means $290,000,000 (the "Initial Investment") as adjusted at the end of the year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

        As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon received 100% of operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001 and 2000, were $10,560,000 and $11,935,000 to ELLC and $10,560,000 and $9,835,000 to Galleon, respectively. The allocation to ELLC for the year ended December 31, 2000 included $1,050,000 to adjust for an excess allocation in the same amount to Galleon for the year ended December 31, 1999.

        Concurrent with the issuance of the Notes on March 5, 2002, the Partnership's original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the "New Partnership Agreement"). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership's annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

        Total distributions for the year ended December 31, 2003 totaled $4.0 million and included: (i) a distribution of $1.7 million each to ELLC and Galleon representing fiscal 2003 tax distributions, and (ii) a distribution of $0.3 million each to ELLC and Galleon representing fiscal 2002 tax distributions. Total distributions for the year ended December 31, 2002 were $16,502,000 and $28,605,000 to ELLC and Galleon, respectively. The 2002 distributions included: (i) a distribution to ELLC and Galleon of $1,200,000 each representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2,600,000 each to ELLC and Galleon representing fiscal year 2000 tax distributions, (iii) a $2,103,000 distribution representing the remaining Priority Allocation payment to MRG pursuant to the Partnership's original partnership agreement, (iv) a special distribution concurrent with the Notes Offering to ELLC and Galleon of $10,000,000 and $20,000,000, respectively, and (v) a distribution of $2,702,000 each to ELLC and Galleon representing fiscal year 2002 tax distribution.

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
3.3
Operating Agreement of Eldorado Resorts LLC dated as of June 28, 1996 by and among Recreational Enterprises Inc., Hotel-Casino Management, Inc., Hotel Casino Realty Investments, Inc., Donald L. Carano and Ludwig J. Corrao. (Incorporated by reference to Exhibit 3.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
3.4	Bylaws of Eldorado Capital Corp. (Incorporated by reference to Exhibit 3.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.1
Indenture dated July 31, 1996 between Eldorado Resorts, Eldorado Capital Corp. and Fleet National Bank, as trustee, and Form of Exchange Note. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.2
Registration Rights Agreement dated as of July 31, 1996 by and among Eldorado Resorts LLC, Eldorado Capital Corp., Bear, Stearns & Co. Inc., Wassertstein Perella Securities, Inc. and BA Securities, Inc. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
4.3
Second Amended and Restated Loan Agreement dated as of June 29, 2001 among Eldorado Resorts LLC and Bank of America, N.A. (formerly Bank of America National Trust and Savings Association), as sole initial Bank, Issuing Bank and Administrative Agent. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-Q for the quarter ended June 30, 2001)
4.4
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of December 31, 2001, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4 to the Registrants' Form 8-K dated December 31, 2001)
4.5
Interest Rate Swap Agreement, dated as of August 6, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)

4.6
Termination Agreement of Interest Rate Swap, dated as of October 10, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2002)
4.7
Interest Rate Swap Agreement, dated as of November 12, 2002, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 to the Registrants' Form 10-K for the year ended December 31, 2002)
4.8
Termination Agreement of Interest Rate Swap, dated as of February 12, 2003, by and between Eldorado Resorts LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 4.8 to the Registrants' Form 10-K for the year ended December 31, 2002)
4.9
Amendment No. 2 to Second Amended and Restated Loan Agreement, dated as of September 10, 2003, by and among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent, and related consents of Eldorado Capital Corporation and the lenders. (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2003)
4.10
Promissory Note dated as of August 21, 2003, by and between Eldorado Resorts LLC, and the City of Reno. (Incorporated by reference to Exhibit 4.2 to the Registrants' Form 10-Q for the quarterly period ended September 30, 2003)
10.1.1
Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.1.2
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 10.1.2 to the Registrants' Form 10-K for the year ended December 31, 2001)
10.1.3
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File Nos. 333-87202 and 333-87202-01)
10.2.1
Management Agreement dated as of June 28, 1996 by and between Eldorado Resorts LLC, Recreational Enterprises, Inc. and Hotel-Casino Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.2.2
Written Consent in Lieu of Meeting of Members of Eldorado Limited Liability Company (Incorporated by reference to Exhibit 10 to the Registrants' quarterly report on Form 10-Q for the period ended June 30, 1998)
10.3
Indemnity Agreement dated as of July 25, 1996 between Eldorado Resorts LLC and Eldorado Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.4
Purchase Agreement and Joint Escrow Instructions dated June 26, 1996 by and between Daniel's Motor Lodge, Inc. and Eldorado Hotel Associates Limited Partnership. (Incorporated by reference to Exhibit 10.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)

10.5.1
Lease dated July 21, 1972 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.1 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.2
Addendum to Lease dated March 20, 1973 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.2 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.3
Amendment to Lease dated January 1, 1978 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.3 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.4
Amendment to Lease dated January 31, 1985 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.4 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.5.5
Third Amendment to Lease dated December 24, 1987 by and between C. S. & Y. Associates and Eldorado Hotel Associates. (Incorporated by reference to Exhibit 10.6.5 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811)
10.6*
Eldorado Hotel Associates Limited Partnership 1995 Performance and Appreciation Rights Plan effective January 1, 1995. (Incorporated by reference to Exhibit 10.7 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811.)
10.7*
Eldorado Hotel Casino Deferred Compensation Plan effective January 1, 1990. (Incorporated by reference to Exhibit 10.8 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811.)
10.8*
Eldorado Hotel Casino Deferred Compensation Plan Trust Agreement dated December 1, 1990 by and between Eldorado Hotel Associates Limited Partnership and Donald L. Carano. (Incorporated by reference to Exhibit 10.9 to the Registrants' Form S-4 Registration Statement—Securities and Exchange Commission File No. 333-11811.)
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

*
Constitutes a management contract or compensatory plan or arrangement.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
Board Members and Executive Officers
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ELDORADO RESORTS LLC
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ELDORADO RESORTS LLC CONSOLIDATED BALANCE SHEETS (dollars in thousands)
ELDORADO RESORTS LLC CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands)
ELDORADO RESORTS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (dollars in thousands)
ELDORADO RESORTS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ELDORADO RESORTS LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino)
CONSOLIDATED BALANCE SHEETS As of December 31, 2003 and 2002 (In thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino)
CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2003, 2002 and 2001 (In thousands)
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY For the Years Ended December 31, 2003, 2002 and 2001 (In thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2003, 2002 and 2001 (In thousands)
CIRCUS AND ELDORADO JOINT VENTURE (doing business as Silver Legacy Resort Casino) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBITS INDEX