Form 10-Q
period 2004-03-31
ELDORADO RESORTS LLC
filed 2004-05-14
CIK 1022644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

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

Yes                            ☐                                    No                                ☒

Number of shares of common stock of Eldorado Capital Corp. outstanding at May 12, 2004: 2,500 shares.

ELDORADO RESORTS LLC

ELDORADO CAPITAL CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,533	$7,362
Restricted cash	210	210
Accounts receivable, net	3,214	3,014
Inventories	1,832	2,054
Prepaid expenses	1,854	2,155
Total current assets	14,643	14,795

Investment in joint ventures	67,284	66,738

Property and equipment, net	127,822	128,859

Other assets, net	5,149	4,785
Total assets	$214,898	$215,177

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$355	$355
Current portion of capital lease obligations	53	84
Accounts payable	3,768	5,996
Interest payable	813	2,556
Accrued and other liabilities	7,762	6,488
Due to members and affiliates	63	230
Total current liabilities	12,814	15,709

Long-term debt, less current portion	77,802	77,890

Capital lease obligations, less current portion	12	17

Other liabilities	1,107	638
Total liabilities	91,735	94,254

Minority interest	5,765	5,742

Members’ equity	117,398	115,181
Total liabilities and members’ equity	$214,898	$215,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Casino	$20,558	$22,303
Food, beverage and entertainment	10,330	10,264
Hotel	3,900	3,636
Other	946	912
	35,734	37,115
Less: Promotional allowances	(3,917)	(4,340)

Net operating revenues	31,817	32,775

Operating Expenses:
Casino	10,452	11,531
Food, beverage and entertainment	7,032	6,847
Hotel	1,659	1,557
Other	723	738
Selling, general and administrative	6,683	6,968
Depreciation	2,948	2,817

Total operating expenses	29,497	30,458

Equity in Income of Unconsolidated Affiliates	879	31

Operating Income	3,199	2,348

Other Income (Expense):
Equity in income (loss) of unconsolidated affiliate	922	(78)
Interest rate swap loss	—	(163)
Loss on bond repurchase	—	(267)
Interest expense, net	(1,881)	(2,287)

Total other income (expense)	(959)	(2,795)

Income (Loss) Before Minority Interest	2,240	(447)

Minority Interest	(23)	7

Net Income (Loss)	$2,217	$(440)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(dollars in thousands)

BALANCE, January 1, 2004	$115,181

Net Income	2,217

BALANCE, March 31, 2004	$117,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,217	$(440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,948	2,817
Amortization of debt issue costs	84	98
Loss on bond repurchase	—	267
Equity in (income) loss of unconsolidated affiliates	(1,801)	47
Minority interest	23	(7)
Loss on sale of property and equipment	—	17
Interest rate swap loss	—	163
Decrease (Increase) in—
Accounts receivable, net	(200)	(151)
Inventories	222	253
Prepaid expenses	301	328
(Decrease) Increase in—
Accounts payable	(2,228)	(45)
Interest payable	(1,743)	(2,271)
Accrued and other liabilities and due to members and affiliates	1,576	344

Net cash provided by operating activities	1,399	1,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,911)	(2,219)
Proceeds from sale of property and equipment	—	68
Distributions from unconsolidated affiliates	1,255	276
Decrease (Increase) in other assets, net	(448)	19

Net cash used in investing activities	(1,104)	(1,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and capital leases	8,250	15,509
Principal payments on long-term debt and capital leases	(8,374)	(8,112)
Payment on bond repurchase	—	(8,001)

Net cash used in financing activities	(124)	(604)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171	(1,040)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,362	8,135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,533	$7,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest	$3,514	$4,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELDORADO RESORTS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              General

The condensed consolidated financial statements include the accounts of Eldorado Resorts, LLC (“Resorts”) a Nevada limited liability company, Eldorado Capital Corp., (“Capital”), a Nevada Corporation and wholly-owned subsidiary of Resorts, and a majority owned subsidiary, Eldorado Limited Liability Company (“ELLC”) (together, the “Company”).  The Company owns and operates the Eldorado Hotel & Casino (the “Eldorado”), a premier hotel/casino and entertainment facility in Reno, Nevada.  Capital was established solely for the purpose of serving as a co-issuer of the 10½% Senior Subordinated Notes due 2006 issued by Resorts and Capital.  Capital does not have any operations, assets or revenues.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its investment in the Silver Legacy Joint Venture and two other smaller joint ventures, Tamarack and MindPlay, utilizing the equity method of accounting.  The Company’s consolidated net income (loss) includes its proportional share of the Silver Legacy Joint Venture’s, Tamarack’s, and MindPlay’s net income (loss) before taxes.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003.  The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. on Form 10-K for the year ended December 31, 2003.

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

2.              Senior Subordinated Notes

On July 31, 1996, Resorts and Capital (the “Issuers”) sold $100,000,000 in aggregate principal amount of 10½% Senior Subordinated Notes due 2006 (the “10½% Notes”).  The 10½% Notes are joint and several obligations of the Issuers.  The 10½% Notes mature on August 15, 2006 and bear interest at the rate of 10½% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.  Pursuant to a Registration Rights Agreement dated as of July 31, 1996, among the Issuers and the Initial Purchasers party thereto, the Issuers filed a registration statement under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an offer to exchange the 10½% Notes, which were issued in reliance on an exemption from registration under the 1933 Act, for registered debt securities of the Issuers with terms identical to the 10½% Notes.  The exchange of the originally issued 10½% Notes for the registered 10½% Notes was completed on February 26, 1997.  As of March 31, 2004, the Company had completed the following purchases and redemption of 10½% Notes:

Amount	Month	Year
$10.2 million	October	2001
$2.0 million	June	2002
$5.2 million	August	2002
$7.9 million	January	2003
$1.75 million	September	2003
$8.8 million	November	2003

As a result of the aforementioned purchases and redemption, $64,249,000 principal amount of the 10½% Notes remained outstanding at March 31, 2004.  For information concerning our redemption of the 10½% Notes on May 21, 2004, see Note 6.

3.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003

10½% Senior Subordinated Notes	$64,249	$64,249
Outstanding portion of reducing revolver credit facility	13,000	13,000
Notes payable to individuals	908	996
	78,157	78,245
Less—Current portion	(355)	(355)
	$77,802	$77,890

The 10½% Notes, which had an original maturity date of August 15, 2006, bear interest at the rate of 10½% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.  For information concerning our redemption of the 10½% Notes on May 21, 2004, see Note 6.

The Company has a senior secured revolving credit facility which, as amended on September 10, 2003 (the “New Credit Facility”), provides for credit of up to $30 million.  The amount of credit available pursuant to the New Credit Facility reduces by $1.0 million on December 31, 2004 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  As of March 31, 2004, the Eurodollar rate was 1.07% and the Base Rate was 4.0%. The Eurodollar rate was 1.11% and the Base Rate was 4.0% as of December 31, 2003. The effective rate of interest on borrowings under the New Credit Facility was 3.32% per annum as of March 31, 2004.

The notes payable to individuals are due in monthly installments of $34,614 and $3,000, including monthly interest at 9% and prime plus 2% (6.0% at March 31, 2004), to August 14, 2006 and May 16, 2004, respectively, when the principal balance is due. The notes are secured by real property.

The New Credit Facility and the indenture relating to the 10½% Notes contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions.  As of March 31, 2004, the Company was in compliance with all of its covenants.

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

On March 5, 2002, the Partners executed a new amendment and restatement of the Original Joint Venture Agreement (as further amended in April 2002, the “New Joint Venture Agreement”), certain terms of which are summarized below, and the Silver Legacy Joint Venture and its wholly-owned finance subsidiary, Silver Legacy Capital Corp., issued $160 million principal amount of 10 1/8% mortgage notes due 2012 (the “Silver Legacy Notes”).  Concurrently with the issuance of the Silver Legacy Notes, the Silver Legacy Joint Venture (i) repaid the entire outstanding balance of the Original Silver Legacy Credit Agreement, (ii) entered into a new senior secured credit facility comprised of a $20.0 million term loan facility that will amortize over a period of five years and a $20.0 million revolving facility with a five year maturity (the “New Silver Legacy Credit Agreement”), and (iii) made distributions of $10.0 million to ELLC and $20.0 million to Mandalay Sub, utilizing the balance of the net proceeds of the Silver Legacy Notes and $26.0 million of borrowings under the New Silver Legacy Credit Agreement.  The New Silver Legacy Credit Agreement is secured by a first priority security interest in substantially all of the existing and future assets (other than certain licenses which may not be pledged under applicable law) of the Silver Legacy Joint Venture and a first priority pledge of and security interest in all of the Partnership interests in the Silver Legacy Joint Venture.  The Silver Legacy Notes are secured by a security interest in the same assets and pledges of and security interest in the same Partnership interests which are junior to the security interests and pledges securing the New Silver Legacy Credit Agreement. On November 4, 2003, the Silver Legacy Joint Venture executed an amendment to the New Silver Legacy Credit Agreement which reduced the revolving facility to $10.0 million, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Silver Legacy Joint Venture had exceeded as of September 30, 2003.  At March 31, 2004, there was no indebtedness outstanding under the New Silver Legacy Credit Agreement.  As of such date, the Silver Legacy Joint Venture was in compliance with all of the covenants in the New Silver Legacy Credit Agreement and the Silver Legacy Joint Venture had the ability to borrow all of the $10.0 million available under the revolving portion of the New Silver Legacy Credit Agreement.  The entire principal amount then outstanding under the New Silver Legacy Credit Agreement becomes due and payable on March 31, 2007, unless the maturity date is extended with the consent of the lenders.

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

Summarized balance sheet and results of operations for the Silver Legacy Joint Venture are as follows:

Summarized balance sheet information (in thousands):

	March 31, 2004	December 31, 2003

Current assets	$27,607	$28,358
Property and equipment, net	264,636	265,852
Other assets, net	7,951	8,176
Total assets	$300,194	$302,386

Current liabilities	$14,177	$17,828
Long-term liabilities	162,283	162,046
Partners’ equity	123,734	122,512
Total liabilities and partners’ equity	$300,194	$302,386

Summarized results of operations (in thousands):

	Three Months Ended March 31,
	2004	2003

Net revenues	$35,603	$33,499
Operating expenses	(30,158)	(29,501)
Operating income	5,445	3,998
Other expense	(4,223)	(4,382)
Net income (loss)	$1,222	$(384)

Effective December 13, 2000, Resorts entered into an agreement to form Tamarack Crossings, LLC and Tamarack Partners, LLC, each a Nevada limited liability company (collectively the “Tamarack Entities”), to develop, own and operate Tamarack Junction (“Tamarack”), a small casino then being constructed in south Reno, Nevada.  In May 2001, the Tamarack Entities consummated a plan of merger with Tamarack Crossings, LLC being the surviving entity, in which Resorts owns a 21.25% interest.  Resorts has a nontransferable option to purchase from Donald Carano, at a purchase price equal to his cost plus any undistributed income attributable thereto, an additional 21.25% interest in Tamarack Crossings, LLC which is exercisable until June 30, 2010. Four members of Tamarack Crossings, LLC, including Resorts, manage the business and affairs of Tamarack.  Resorts’ capital contribution to Tamarack Crossings, LLC represents its proportionate share of the total capital contributions of the members.  Additional capital contributions of the members, including Resorts, may be required for certain purposes, including the payment of operating costs and capital expenditures or the repayment of loans, to the extent such costs are not funded by prior capital contributions and earnings.  At March 31, 2004 and December 31, 2003, Resorts’ financial investment in Tamarack Crossings, LLC was $4.2 million and $4.0 million, respectively.  The Company’s investment in Tamarack is accounted for using the equity method of accounting.  Equity in income related to Tamarack for the three months ended March 31, 2004 and 2003 was $268,000 and $223,000, respectively.

Effective July 1, 2000, Resorts and Avereon Research LTD. (“ARL”) entered into an agreement to form MindPlay, LLC (the “MindPlay Entity”), for the purpose of developing, owning and marketing a sophisticated system which will permit the tracking and surveillance of pit gaming operations (“MindPlay”).  Resorts owns an approximately 18% interest in the MindPlay Entity.

On February 19, 2004, Alliance Gaming Corp., a New York Stock Exchange listed company (“Alliance”), purchased substantially all of the assets of the MindPlay Entity, consisting primarily of intellectual property, and assumed certain liabilities in the aggregate amount of $2,000,000.  The principal amount of liabilities assumed included a $1,250,000 working capital line, 54.28% of which had been guaranteed by Resorts.  The consideration received by the MindPlay Entity included $9.0 million in cash, the assumption of $2.0 million of liabilities and promissory note issued by Alliance in the aggregate principal amount of $4,000,000 which is payable in equal installments after two and four years, respectively, with interest at the rate of 6% per annum.  In addition, the MindPlay Entity received options to purchase 100,000 shares of Alliance common stock, which are exercisable at an exercise price of $24.69 per share.  The options, which expire on February 19, 2011, become exercisable as to 50,000 of the shares on February 19, 2006 and as to the balance on February 19, 2008.  Based upon an independent appraisal dated February 20, 2004, the fair market value of these warrants was $987,000.  For a thirteen year period subsequent to the closing date, Alliance will pay the

MindPlay Entity royalties, which will be based upon a percentage of gross profit for the first seven years and a percentage of revenue for the remaining six years, from the sale of MindPlay products.  Royalty payments totaling at least $1,000,000 over the first two years are guaranteed.   The MindPlay Entity has given certain indemnifications to Alliance related to the intellectual property which could ultimately affect the amount of notes collected due to certain offsets and impact the amount of royalties collected.  The amount of royalties to be received is subject to a number of future events, the impact of which cannot be determined at this time, including development of manufacturing, sales and marketing programs by Alliance and the level of acceptance of the relatively new MindPlay product by the gaming industry.  On March 8, 2004, the Company received a cash distribution of $1,191,150 from the MindPlay Entity.  On April 8, 2004, the Company received an additional cash distribution of approximately $119,000.  Resorts is entitled to receive $600,000 in 2006 from the note and royalty proceeds as consideration for termination of a services agreement between Resorts and the MindPlay Entity.

The Company accounts for ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture and its 21.25% interest in Tamarack using the equity method of accounting.  Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income of such joint ventures is included in operating income.  The Company accounts for its 18% interest in MindPlay under the equity method of accounting.  Since MindPlay, which produces a system that permits tracking and surveillance of pit gaming activities, operates in a dissimilar line of business, the Company’s equity in the income (loss) of such joint venture is included in non-operating income.

5.              Certain Risks and Uncertainties

A significant portion of the Company’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company’s operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Native American tribes the right to offer slot machines and a range of house-banked card games.  On March 7, 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. While most existing Native American gaming facilities in northern California are modest compared to Eldorado, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California.  In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003 and offers approximately 1,900 slot machines and 111 table games.  Subsequent to its opening date in June through March 31, 2004, we experienced a decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results.  While we cannot predict the extent of any future impact, it could be significant.

6.              Subsequent Event

On April 20, 2004, Resorts and Capital issued $64.7 million principal amount of 9% senior notes due 2014 (the “New Notes”).  The Company has called all of the outstanding 10½% Notes for redemption on May 21, 2004 at a redemption price of 101.75% plus accrued and unpaid interest to the redemption date, in accordance with the indenture relating to the 10½% Notes.  The redemption will be funded utilizing the net proceeds from the issuance of the New Notes, together with cash and borrowings under the Company’s revolving credit facility.  The redemption of the 10½% Notes will result in a loss of approximately $1.7 million in the second quarter of 2004 after writing off unamortized bond fees relating to the debt issue and the premium relating to the call.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life.  Judgments are made in determining estimated useful lives and salvage values of these assets.  The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets.  We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists.  If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.  At March 31, 2004, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Factors Impacting Operating Trends

A significant portion of the Company’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California.  The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator to develop and manage Thunder Valley Casino, an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,900 slot machines and 111 table games, dining and entertainment amenities and parking for 4,500 vehicles.  This project has been open approximately eleven months, and during the quarter ended March 31, 2004, we believe it impacted our operating results.  Based on its size, proximity, and potential expansion capabilities, we believe Thunder Valley Casino could further impact our operations in the future. While we cannot predict the extent of the future impact, it could be significant.  In addition to existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Management believes the greatest impact from Thunder Valley Casino to the Eldorado’s customer base is to its day-trippers, those patrons whose visit is for one day and does not include an overnight stay.  These customers are typically not tracked players, as they tend not to be as loyal a customer as those who visit for more than one day at a time.  Day-trippers primarily visit Reno in the second and third quarters when the weather is more favorable.

Approvals have been obtained for two public works projects in the downtown area of Reno.  The first project will lower the train tracks which run between Reno’s downtown district and separate the Eldorado and the two adjoining properties from the rest of the downtown gaming facilities.  Construction on this project, which commenced in early 2003, is expected to be completed in 2006.  The second project involves the construction of a downtown special events center next to the National Bowling Stadium.  Construction of this project commenced in January 2004 and is expected to be completed by December 2004.  While we believe the construction of these projects has had a minimal impact on our operations, we cannot determine their impact during their remaining periods of construction or after their completion.

On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations.  Based on our evaluation of the new Nevada tax law, we believe the annual incremental impact on our current level of operations will be approximately $0.75 million.

Our operating results are highly dependent on the volume of customers visiting and staying at our resort.  Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key performance indicators for our hotel business.

The following discussion of the Company’s operations relates to the Eldorado except as otherwise indicated.

Three Months Ended March 31, 2004 Compared to

Three Months Ended March 31, 2003

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended March 31,
	2004	2003	Percent Change

Net revenues	$31,817	$32,775	(2.9)%
Operating expenses	29,497	30,458	(3.2)%
Equity in income of unconsolidated affiliates	879	31	2,763.9%
Operating income	3,199	2,348	36.2%
Net income (loss)	2,217	(440)	603.9%

Net Revenues.  The decline in net revenues was principally due to decreased casino revenues. We believe this decrease was partially associated with the previously discussed growth in Native American gaming in northern California.  In addition, the continued effect of a weak California economy, specifically in northern California, continued to pose a challenge in the first quarter of 2004.  While the United States economy appears to have entered a recovery period in the latter half of 2003, we believe our main feeder markets within northern California have been slower to improve in comparison to the rest of the nation.

Equity in Income of Unconsolidated Affiliates.  Equity in income of the Silver Legacy Joint Venture increased approximately $0.8 million primarily as of a result of an increase in net revenues in the 2004 period.  Equity in income in Tamarack increased approximately $45,000.

Operating Income.  The increase in operating income is primarily related to an increase in income from our unconsolidated affiliates.  Management feels that with its new slot product on the remodeled casino floor, along with our enhanced complimentary program and remodeled rooms, revenues have stabilized, particularly in the casino, as we continue to maintain our loyal customer base while we aggressively target local customers.  We have also reduced variable expenditures, including payroll, which is our largest expense, through cost control efforts and our new ticket-in ticket-out slot machines along with efficiently monitoring promotional and departmental expenses.

Net Income.  Aside from the aforementioned factors affecting net revenues and operating income, other expense decreased $1.8 million due primarily to an increase in equity in income in MindPlay of $1.0 million and a decrease in interest expense of $0.4 million.  The increase in income in MindPlay is due to a $1.2 million cash distribution received from the sale of substantially all of the assets of MindPlay in February 2004 (See Note 4.)

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2004	2003	Percent Change

Casino	$20,558	$22,303	(7.8)%
Food, beverage and entertainment	10,330	10,264	0.6%
Hotel	3,900	3,636	7.3%
Other	946	912	3.7%
Promotional allowances	3,917	4,340	(9.8)%

Casino Revenues.  Casino revenues decreased principally due to lower table games drop and slot handle, primarily in untracked play relating to the aforementioned Native American gaming in northern California, and a lower table games hold percentage.  The table games hold percentage was lower than the same period in 2003 when the table games hold percentage was slightly higher than average.  This decrease in hold percentage, as compared to the first quarter of 2003, accounted for 48.2% of the decrease in casino revenues.

Food, Beverage and Entertainment Revenues.  Food, beverage and entertainment revenues increased primarily due to increased entertainment revenue as a result of higher showroom occupancy in the first quarter of 2004 compared to the same period in 2003 and a slight increase in beverage sales.  These increases were offset slightly by a decrease in complimentary food revenue in the first quarter due to decreased casino traffic.

Hotel Revenues.  Hotel revenues increased due to increases in the our ADR and hotel occupancy percentage to approximately $55 and 87.7%, respectively, in the first quarter of 2004 compared to approximately $52 and 86.5%, respectively, in the first quarter of 2003.  This increase in ADR and occupancy can be partially attributed to the American Bowling Congress (“ABC”) tournament beginning in mid-February of 2004 while the Women’s International Bowling Congress (“WIBC”) tournament began in mid-March of 2003.  Both tournaments are held at the National Bowling Stadium in downtown Reno.  For the three months ended March 31, 2004 and 2003, the hotel occupancy was affected by hotel remodeling which reduced the number of available room nights by approximately 550 and 800, respectively.

Promotional Allowances.  Promotional allowances, expressed as a percentage of casino revenues, were 19.1% for the three months ended March 31, 2004 compared to 19.5% for the same period in 2003.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2004	2003	Percent Change

Casino	$10,452	$11,531	(9.4)%
Food, beverage and entertainment	7,032	6,847	2.7%
Hotel	1,659	1,557	6.6%
Other	723	738	(2.0)%
Selling, general and administrative	6,683	6,968	(4.1)%
Depreciation	2,948	2,817	4.7%

Casino Expenses.  Casino expenses decreased largely as a result of a decline in casino payroll expenditures primarily due to our ticket-in ticket-out slot machines which are being utilized on the casino floor.  The decrease was also due to significantly reducing our charter bus program.

Food, Beverage and Entertainment Expenses.  Food and beverage expenses increased as a result of a slight increase in our show production costs and liquor costs due to higher volume in the beverage department.

Hotel Expenses.  Hotel expenses increased primarily due to increased hotel marketing expenses and costs associated with having more occupied rooms in the first quarter of 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased primarily due to decreases in payroll expenditures, advertising, utilities and travel and entertainment expenses.

Depreciation Expense.  Depreciation expense increased due to assets placed into service during the current period.

Other Income (Expense)

Other income (expense) is comprised of interest expense, equity in income (loss) of unconsolidated affiliate, loss on bond repurchase and interest rate swap loss.  Interest expense is net of interest income.  For the three months ended March 31, 2004, interest expense decreased by approximately $0.4 million, or 17.8%, to $1.9 million for the three months ended March 31, 2004 compared to $2.3 million for the same period in 2003 primarily due to a decrease in the average outstanding borrowings and a lower average interest rate.  The decreases in average outstanding borrowings and lower average interest rate are primarily due to the following purchases and redemption of 10½% Notes:

Amount	Month	Year
$7.9 million	January	2003
$1.75 million	September	2003
$8.8 million	November	2003

The Company recognized a $267,000 loss on the January 2003 purchase of 10½% Notes, net of unamortized fees relating to the debt issue.  Equity in income of our unconsolidated affiliate was $0.9 million in the first quarter of 2004 as compared to equity in loss of $78,000 in the first quarter of 2003.  We received a $1.2 million cash distribution from the sale of substantially all of the assets of MindPlay in February 2004 (See Note 4).  The Company also recognized a $0.2 million loss from an interest rate swap agreement in the 2003 period.

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

At March 31, 2004, the Company had $7.5 million of cash and cash equivalents and, after giving effect to then outstanding borrowings, it had approximately $17.0 million available pursuant to its New Credit Facility (as defined below) all of which could have then been utilized under the most restrictive of our loan covenants.  The Company’s borrowing capacity under those covenants can fluctuate substantially from quarter to quarter depending upon our operating cash flow.  On July 17, 2001, the Company’s credit facility was amended and restated (the “New Credit Facility”).  The New Credit Facility, which was further amended September 10, 2003, provides for a senior secured revolving credit facility of $30 million.  The amount of credit available pursuant to the New Credit Facility reduces $1.0 million on December 31, 2004 and at the end of each subsequent quarter until March 31, 2006, when the facility terminates and any balance then outstanding becomes due and payable.  Borrowings under the New Credit Facility bear interest, at the Company’s option, at either (i) the greater of (a) the rate publicly announced from time to time by Bank of America as its “Prime Rate” or (b) the Federal Funds Rate plus .50% (“Base Rate”) or (ii) a Eurodollar rate determined in accordance with the New Credit Facility.  The effective rate of interest on borrowings under the New Credit Facility at March 31, 2004 was 3.32% per annum.

The New Credit Facility is secured by substantially all of the Company’s real property.  The New Credit Facility includes various restrictions and other covenants including: (i) restrictions on the disposition of property, (ii) restrictions on investments and acquisitions, (iii) restrictions on distributions to members of Resorts, (iv) restrictions on the incurrence of liens and negative pledges, (v) restrictions on the incurrence of indebtedness and the issuance of guarantees, (vi) restrictions on transactions with affiliates and, (vii) restrictions on annual capital expenditures including capital leases.  The New Credit Facility also contains financial covenants including a maximum total debt to EBITDA ratio, a maximum senior secured debt to EBITDA ratio, a minimum fixed charge coverage ratio and a minimum equity requirement.  As of March 31, 2004 the Company was in compliance with all provisions of the New Credit Facility.

As of March 31, 2004, the Company had outstanding (i) $64.2 million in aggregate principal amount of the 10½% Notes, (ii) $13.0 million of borrowings and (iii) $0.6 million of other long-term debt (net of current portion).

On April 20, 2004, Resorts and Capital issued $64.7 million principal amount of their 9% unsecured senior notes due April 15, 2014 (the “New Notes”).  Interest on the New Notes is payable semi-annually on April 15 and October 15, beginning on October 15, 2004.  Other than as permitted to comply with an order or other requirements of a gaming regulatory authority, we will not have a right to redeem the New Notes prior to April 15, 2009, except that (i) prior to April 15, 2009, we may redeem the New Notes at a redemption price equal to 100% of their principal amount of the New Notes plus a make whole premium and accrued interest and Liquidated Damages (as defined), if any, to the redemption date; and (ii) we may redeem up to $5 million principal amount of the New Notes utilizing any proceeds we receive on or prior to June 30, 2005 from the sale of our interest in Tamarack Junction at a redemption price equal to 100% of the principal amount of the New Notes redeemed, plus accrued interest and Liquidated Damages (as defined), if any, to the redemption date.  Beginning on April 15, 2009, we may redeem the New Notes, in whole or in part, upon not less than 30 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages (as defined), if any, to the applicable redemption date if redeemed during the 12-month period beginning on April 15 of the years indicated:

Year	Percentage
2009	104.50
2010	103.00
2011	101.50
2012 and thereafter	100.00

Upon a change of control event, each holder of New Notes may require us to repurchase all or a portion of its New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued interest.  Upon our failure to redeem all of our outstanding 10½% Notes on or prior to May 24, 2004, each holder of New Notes may require us to repurchase all or a portion of its New Notes at a purchase price equal to 101% of the principal amount of the New Notes, plus accrued interest and Liquidated Damages, if any, to the date of repurchase. The indenture relating to the New Notes contains covenants that, among other things, limit our ability and, in certain instances, the ability of our subsidiaries, to incur indebtedness, make distributions to the holders of our equity, purchase our equity securities, make payments on our subordinated indebtedness other than in accordance with the original terms thereof, incur liens, and merge, consolidate or transfer all or substantially all of our assets.  These covenants are subject to a number of important qualifications and exceptions.

We have called all of the outstanding 10½% Notes for redemption on May 21, 2004 at a redemption price of 101.75% plus accrued and unpaid interest to the redemption date in accordance with the indenture relating to the 10½% Notes.  The redemption will be funded utilizing the net proceeds from our issuance of the New Notes, together with cash and borrowings under our revolving credit facility.

During the three months ended March 31, 2004 and 2003, we generated cash flows from operating activities of $1.4 million.  As of March 31, 2004, cash and cash equivalents were $7.5 million, sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2004 was $1.1 million compared to cash used in investing activities of $1.9 million for the three months ended March 31, 2003.  In 2004, cash used in investing activities related primarily to capital expenditures relating to slot purchases, our hotel remodeling and various equipment purchases.  Distributions from unconsolidated affiliates increased $1.0 million to $1.3 million for the three months ended March 31, 2004 compared to $0.3 million for the same period in 2003.  In February 2004, Resorts received a $1.2 million cash distribution resulting from the sale of substantially all of the assets of MindPlay.  The Company budgeted approximately $5.0 million for capital expenditures in 2004 of which $1.9 million was spent in the first quarter of 2004 as compared to $2.2 million for the same period in 2003.

Cash used in financing activities was $124,000 for the three months ended March 31, 2004, compared to $604,000 for the three months ended March 31, 2003.  For the three months ended March 31, 2003, the Company purchased $7.9 million principal amount of its 10½% Notes facilitated by borrowing $8.0 million under the New Credit Facility.

The Operating Agreement of Resorts dated June 28, 1996 obligates Resorts to distribute each year for as long as it is not taxed as a corporation to each of its members an amount equal to such members’ allocable share of the taxable income of Resorts multiplied by the highest marginal combined Federal, state and local income tax rate applicable to individuals for that year.  During the three months ended March 31, 2004 and 2003, Resorts made no distributions to its members.  The amount Resorts will be required to distribute for the year ending December 31, 2004, will depend on the results for the entire year and, accordingly, cannot be determined at this time.

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

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  The Company has based these forward-looking statements on its current expectations about future events.  These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions.  Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001.  Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May

Affect the Company’s Future Results” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2003.  This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its variable rate debt.  The Company evaluates its exposure to this market risk by monitoring interest rates in the marketplace.  We do not utilize derivative financial instruments for trading purposes.  Other than changes in the amount of variable rate debt from time to time outstanding, there were no material quantitative changes in the Company’s market risk exposure, or how risks were managed during the three months ended March 31, 2004.

The indebtedness outstanding under the New Credit Facility as of March 31, 2004, representing all of the Company’s then outstanding variable rate debt, totaled $13.0 million.  As of March 31, 2004, the interest rate on the New Credit Facility was LIBOR plus 2.25%.  Under the terms of our New Credit Facility, we may borrow up to $30.0 million, subject to our compliance with applicable covenants.  To the extent we increase the amount of our indebtedness under the New Credit Facility, we will increase our exposure to market risk in the form of fluctuations in interest rates.  For information concerning our New Credit Facility, see the discussion in Item 2 of this Part I under the caption “Liquidity and Capital Resources.”

Item 4.  Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officers have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description

4.1	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee.

4.2

Amendment No. 3 to Second Amended and Restated Loan Agreement, dated as of April 16, 2004, among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent.

10.1	Redemption Deposit Agreement dated as of April 20, 2004, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee.

31.1	Certification of Donald L. Carano, Chief Executive Officer of Resorts and Capital

31.2	Certification of Robert M. Jones, Chief Financial Officer of Resorts

31.3	Certification of Gene R. Carano, Chief Financial Officer of Capital

32.1	Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350

32.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350

(b)                                  Reports on Form 8-K

No report on Form 8-K was filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS LLC

Date: May 12, 2004	By:	/s/ Donald L. Carano
Donald L. Carano
Chief Executive Officer, President and
Presiding Manager

Date: May 12, 2004	By:	/s/ Robert M. Jones
Robert M. Jones
Chief Financial Officer of
Eldorado Resorts LLC (Principal
Financial and Accounting Officer)

ELDORADO CAPITAL CORP.

Date: May 12, 2004	By:	/s/ Donald L. Carano
Donald L. Carano
President

Date: May 12, 2004	By:	/s/ Gene R. Carano
Gene R. Carano
Treasurer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture dated April 20, 2004, between Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee.

4.2

Amendment No. 3 to Second Amended and Restated Loan Agreement, dated as of April 16, 2004, among Eldorado Resorts LLC, the banks referred to therein, and Bank of America, N.A., as administrative agent.

10.1	Redemption Deposit Agreement dated as of April 20, 2004, by and among Eldorado Resorts LLC, Eldorado Capital Corp. and U.S. Bank National Association, as trustee.

31.1	Certification of Donald L. Carano, Chief Executive Officer of Resorts and Capital

31.2	Certification of Robert M. Jones, Chief Financial Officer of Resorts

31.3	Certification of Gene R. Carano, Chief Financial Officer of Capital

32.1	Certification of Donald L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Robert M. Jones pursuant to 18 U.S.C. Section 1350

32.3	Certification of Gene R. Carano pursuant to 18 U.S.C. Section 1350